Form 10-Q
period 2002-03-31
PREMCOR INC
filed 2002-05-29
CIK 1159119

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2002

                                       OR

               [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from  __________ to __________

                        Commission file number 001-16827

                                  PREMCOR INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                      43-1851087
       (State or other jurisdiction                         (I.R.S. Employer
     of incorporation or organization)                     Identification No.)

                1700 East Putnam
                    Suite 500                                     06870
           Old Greenwich, Connecticut                          (Zip Code)
    (Address of principal executive offices)

        Registrant's telephone number, including area code (203) 698-7500

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Number of shares of registrant's common stock outstanding as of May 15, 2002 was 56,081,599 shares.

--------------------------------------------------------------------------------

                                  Premcor Inc.
                                    Form 10-Q
                                 March 31, 2002
                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Independent Accountants' Report ...............................................................   1
        Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002 ........................   2
        Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2002 ......   3
        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2002 ......   4
        Notes to Consolidated Financial Statements                                                        5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .........  13

Item 3. Quantitative and Qualitative Disclosures about Market Risk ....................................  23


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings .............................................................................  24

Item 6. Exhibits and Reports on Form 8-K ..............................................................  25

        Signature

FORM 10-Q - PART I
ITEM 1. FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To the Board of Directors of Premcor Inc.:


We have reviewed the accompanying consolidated balance sheet of Premcor Inc. and subsidiaries (the "Company") as of March 31, 2002, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2002 (March 29, 2002 as to Note 15 and April 15, 2002 as to Notes 10 & 19), we expressed an unqualified opinion on those consolidated financial statements.

Deloitte & Touche LLP


St. Louis, Missouri
April 29, 2002
May 17, 2002 as to Note 13

                          PREMCOR INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in millions, except share data)

                                                                                      December 31,          March 31,
                                                                                          2001                2002
                                                                                    ----------------     --------------
                                      ASSETS                                                               (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ......................................................    $     510.1          $     387.7
  Short-term investments .........................................................            1.7                  1.7
  Cash and cash equivalents restricted for debt service ..........................           30.8                 53.4
  Accounts receivable, net of allowance of $1.3 and $1.3 .........................          148.3                214.8
  Inventories ....................................................................          318.3                332.1
  Prepaid expenses and other .....................................................           52.3                 46.8
  Net assets held for sale .......................................................             --                 61.0
                                                                                      -----------          -----------
     Total current assets ........................................................        1,061.5              1,097.5

PROPERTY, PLANT AND EQUIPMENT, NET ...............................................        1,299.6              1,179.0
DEFERRED INCOME TAXES ............................................................             --                 45.1
OTHER ASSETS .....................................................................          148.7                155.6
                                                                                      -----------          -----------
                                                                                      $   2,509.8          $   2,477.2
                                                                                      ===========          ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...............................................................    $     366.4          $     464.2
  Accrued expenses ...............................................................           95.4                111.3
  Accrued taxes other than income ................................................           35.7                 28.1
  Current portion of long-term debt ..............................................           81.4                 28.3
                                                                                      -----------          -----------
     Total current liabilities ...................................................          578.9                631.9

LONG-TERM DEBT ...................................................................        1,391.4              1,378.0
DEFERRED INCOME TAXES ............................................................           16.7                   --
OTHER LONG-TERM LIABILITIES ......................................................          109.1                143.9
COMMITMENTS AND CONTINGENCIES ....................................................             --                   --
MINORITY INTEREST ................................................................           24.2                 23.4

EXCHANGEABLE PREFERRED STOCK
  ($0.01 par value per share; 250,000 shares authorized;
  92,284 shares issued and outstanding in 2001 and 2002) .........................           94.8                 97.3

COMMON STOCKHOLDERS' EQUITY:
Common, $0.01 par value per share, 53,000,000 authorized,
  25,720,589 issued and outstanding in 2001 and 2002;
  Class F Common, $0.01 par value per share, 7,000,000 authorized,
  6,101,010 issued and outstanding in 2001 and 2002 ..............................            0.3                  0.3
Paid-in capital ..................................................................          323.7                331.2
Retained deficit .................................................................          (29.3)              (128.8)
                                                                                      -----------          -----------
     Total common stockholders' equity ...........................................          294.7                202.7
                                                                                      -----------          -----------
                                                                                      $   2,509.8          $   2,477.2
                                                                                      ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                          PREMCOR INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited; amounts in millions, except per share data)

                                                                                          For the Three Months
                                                                                            Ended March 31,
                                                                                      ------------------------------
                                                                                         2001               2002
                                                                                      ----------         -----------
NET SALES AND OPERATING REVENUES ...............................................      $  1,686.4         $   1,228.3

EXPENSES:
  Cost of sales ................................................................         1,405.6             1,061.6
  Operating expenses ...........................................................           132.8               114.5
  General and administrative expenses ..........................................            12.6                16.1
  Depreciation .................................................................            13.0                12.4
  Amortization .................................................................             8.6                 9.8
  Refinery restructuring and other charges .....................................           150.0               142.0
                                                                                      ----------         -----------
                                                                                         1,722.6             1,356.4
                                                                                      ----------         -----------

OPERATING LOSS .................................................................           (36.2)             (128.1)

  Interest and finance expense .................................................           (41.9)              (34.5)
  Interest income ..............................................................             4.7                 3.5
                                                                                      ----------         -----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  AND MINORITY INTEREST ........................................................           (73.4)             (159.1)

  Income tax benefit ...........................................................            56.0                61.3
  Minority interest in subsidiary ..............................................            (3.3)                0.8
                                                                                      ----------         -----------

LOSS FROM CONTINUING OPERATIONS ................................................           (20.7)              (97.0)

  Discontinued operations:
     Loss from operations, net of income tax benefit of $5.5 ...................            (8.5)                 --
                                                                                      ----------         -----------

NET LOSS .......................................................................           (29.2)              (97.0)

  Preferred stock dividends ....................................................            (2.5)               (2.5)
                                                                                      ----------         -----------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS ......................................      $    (31.7)        $     (99.5)
                                                                                      ==========         ===========
Net loss per common share
Basic and diluted:
  Loss from continuing operations ..............................................      $    (0.73)        $     (3.13)
  Discontinued operations ......................................................           (0.27)                 --
                                                                                      ----------         -----------
  Net loss .....................................................................      $    (1.00)        $     (3.13)
                                                                                      ==========         ===========
Weighted average common shares outstanding .....................................            31.8                31.8

   The accompanying notes are an integral part of these financial statements.

                          PREMCOR INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, dollars in millions)

                                                                                                    For the Three Months
                                                                                                       Ended March 31,
                                                                                                 ---------------------------
                                                                                                   2001               2002
                                                                                                 --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................................            $  (29.2)          $  (97.0)
  Discontinued operations ...........................................................                 8.5                 --

  Adjustments
     Depreciation ...................................................................                13.0               12.4
     Amortization ...................................................................                11.2               12.4
     Deferred income taxes ..........................................................               (56.2)             (61.7)
     Refinery restructuring and other charges .......................................               121.1              101.2
     Inventory write-down to market value ...........................................                 2.8                 --
     Minority interest ..............................................................                 3.3               (0.8)
     Other, net .....................................................................                 0.1               10.5

  Cash provided by (reinvested in) working capital -
     Accounts receivable, prepaid expenses and other ................................                28.0              (61.0)
     Inventories ....................................................................               (42.8)             (13.8)
     Accounts payable, accrued expenses, and taxes other than income ................               (19.1)             106.3
     Cash and cash equivalents restricted for debt service ..........................                  --                4.3
                                                                                                 --------           --------
       Net cash provided by operating activities of continuing operations ...........                40.7               12.8
       Net cash used in operating activities of discontinued operations .............                (2.5)              (1.5)
                                                                                                 --------           --------
       Net cash provided by operating activities ....................................                38.2               11.3
                                                                                                 --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment ....................................               (15.9)             (14.8)
  Expenditures for turnaround .......................................................               (29.8)             (27.5)
  Cash and cash equivalents restricted for investment in capital additions ..........                  --                3.2
  Purchases of short-term investments ...............................................                (1.7)                --
  Sales and maturities of short-term investments ....................................                 1.7                 --
                                                                                                 --------           --------
       Net cash used in investing activities ........................................               (45.7)             (39.1)
                                                                                                 --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments ...........................................................                  --              (66.2)
  Cash and cash equivalents restricted for debt repayment ...........................                  --              (26.9)
  Capital lease payments ............................................................                (0.4)              (0.4)
  Deferred financing costs ..........................................................                  --               (1.1)
                                                                                                 --------           --------
       Net cash used in financing activities ........................................                (0.4)             (94.6)
                                                                                                 --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...........................................                (7.9)            (122.4)
CASH AND CASH EQUIVALENTS, beginning of period ......................................               290.1              510.1
                                                                                                 --------           --------
CASH AND CASH EQUIVALENTS, end of period ............................................            $  282.2           $  387.7
                                                                                                 ========           ========

   The accompanying notes are an integral part of these financial statements.

FORM 10-Q - PART I
ITEM 1. FINANCIAL STATEMENTS (continued)

PREMCOR INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2002
(tabular dollar amounts in millions of U.S. dollars)

1.   Basis of Preparation and Recent Developments

     Premcor Inc. (individually, "Premcor Inc." and collectively with its subsidiaries, the "Company"), a Delaware corporation, was incorporated in April 1999. Premcor Inc. owns all of the outstanding common stock of Premcor USA Inc. ("Premcor USA") and 90% of the outstanding common stock of Sabine River Holding Corp. ("Sabine"). Premcor USA's principal operating subsidiary is The Premcor Refining Group Inc. ("Premcor Refining Group") and Sabine's principal operating subsidiary is Port Arthur Coker Company L.P. ("Port Arthur Coker Company"). As of March 31, 2002, Premcor Inc.'s common equity was privately held and controlled by Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates ("Blackstone"). Premcor Inc.'s other principal shareholder was a subsidiary of Occidental Petroleum Corporation ("Occidental"). See Note 13, Subsequent Events, for changes to Premcor Inc.'s ownership structure.

     The Company comprises one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the United States. The Company owns and operates three refineries with a combined crude oil throughput capacity of 490,000 barrels per day ("bpd"). The refineries are located in Port Arthur, Texas; Lima, Ohio; and Hartford, Illinois.

     On February 28, 2002, the Company announced its intention to discontinue operations of its 70,000 bpd Hartford refinery in October 2002. The Company has concluded that there is no economically viable manner of reconfiguring the refinery to produce fuels which meet the new gasoline and diesel fuel specifications mandated by the federal government. During the period prior to closing the refinery, the focus will continue to be on employee safety and environmental performance. Additionally, the Company intends to pursue all opportunities, including a sale of the refinery, to mitigate loss of jobs and refining capacity in the Midwest.

     The accompanying unaudited consolidated financial statements of Premcor Inc. and subsidiaries are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for Form 10-Q. In the opinion of the management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the three-month period ended March 31, 2002 were not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited financial statements should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2001 and 2000 included in the Company's Registration Statement on Form S-1/A dated April 29, 2002.

2.   New and Proposed Accounting Standards

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from the Extinguishment of Debt"; SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers"; and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," as it relates to sale-leaseback transactions and other transactions structured similar to a sale-leaseback as well as amends other pronouncements to make various technical corrections. The provisions of SFAS No. 145 as they relate to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provision of this statement related to the amendment to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements on or after May 15, 2002. The Company is in the process of evaluating the impact of the adoption of this standard on its financial position and results of operations.

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of these standards did not have a material impact on the Company's financial position and results of operations; however, SFAS No. 144 was utilized in the accounting for the Company's announced intention to discontinue refining operations at the Hartford, Illinois refinery in October 2002. See Note 3, Refinery Restructuring and Other Charges for details of the Hartford refinery shutdown.

     In July 2001, the Financial Accounting Standards Board approved SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses when a liability should be recorded for asset retirement obligations and how to measure this liability. The initial recording of a liability for an asset retirement obligation will require the recording of a corresponding asset that will be required to be amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 is not expected to have a material impact on the Company's financial position or results of operations.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position ("SOP") entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. If adopted as proposed, this SOP will require companies to expense as incurred turnaround costs, which it terms as "the non-capital portion of major maintenance costs." Adoption of the proposed SOP would require that any existing unamortized turnaround costs be expensed immediately. If this proposed change were in effect at March 31, 2002, the Company would have been required to write-off unamortized turnaround costs of approximately $110 million. Unamortized turnaround costs will change in 2002 as maintenance turnarounds are performed and past maintenance turnarounds are amortized. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, net of income tax, in the consolidated statements of operations.

3.   Refinery Restructuring and Other Charges

     In the first quarter of 2002, the Company recorded refinery restructuring and other charges of $142.0 million. This charge consisted of a $131.2 million charge related to the announced shutdown of refining operations at the Hartford, Illinois refinery in October 2002, a $15.8 million charge related to the restructuring of the Company's management team, and income of $5.0 million related to the sale of a portion of the Blue Island refinery assets previously written off. In 2001, refinery restructuring and other charges consisted of a $150.0 million charge related to the January 2001 closure of the Company's Blue Island, Illinois refinery.

     Company Management Restructuring

     In February 2002, the Company began the restructuring of its executive management team and subsequently its administrative functions with the hiring of Thomas D. O'Malley as chairman, chief executive officer, and president and William E. Hantke as executive vice president and chief financial officer. In the first quarter of 2002, related to the resignation of the officers who previously held these positions, the Company recognized severance expense of $5.0 million and non-cash compensation expense of $5.8 million resulting from modifications of stock option terms. In addition, the Company incurred a charge of $5.0 million for the cancellation of a monitoring agreement with an affiliate of Blackstone. The Company will recognize additional expenses in the second quarter of 2002 in relation to the continued restructuring of the Company's administrative functions.

     Hartford Refinery

     In February 2002, the Company announced that it would shutdown refining operations at the Hartford, Illinois refinery in October 2002. Although the Hartford refinery has contributed to the Company's earnings in the past, the Company has concluded that there is no economically viable manner of reconfiguring the refinery to produce fuels which meet new gasoline and diesel fuel standards mandated by the federal government. Additionally, the Company intends to pursue all other options including the sale of the refinery, to mitigate the loss of jobs and refinery capacity in the Midwest. Since the Hartford refinery operation had been only marginally profitable over the last 10 years and since substantial investment would be required to meet new required product specifications in the future, the Company's reduced refining capacity resulting from the shutdown is not expected to have a significant negative impact on net income or cash flow from operations. The only anticipated effect on net income and cash flow in the future will result from the actual shutdown process, including recovery of realizable asset value, and subsequent environmental site remediation, which will occur over a number of years. Unless there is a need to adjust the shutdown reserve in the future, there should be no significant effect on net income beyond 2002.

     A pretax charge of $131.2 million was recorded in the first quarter of 2002. This charge included $73.6 million of non-cash asset write-offs in excess of an estimated $61.0 million net realizable value. The net realizable value was recorded as a current asset under the caption "net assets held for sale" on the balance sheet. The total charge also included a reserve for future costs of $57.6 million, consisting of $16.6 million for employee severance, $8.0 million for the safe shutdown of operations, and $33.0 million for site clean-up and other environmental matters.

     Management adopted an exit plan that details the shutdown of the process units at the refinery and the subsequent environmental remediation of the site. The shutdown of the process units will be completed in the fourth quarter of 2002. The Company estimates that 315 employees, both hourly (covered by collective bargaining agreements) and salaried, will be terminated due to this shutdown, 98% of which will be terminated in October of 2002. The site clean-up and environmental reserve takes into account costs that are reasonably foreseeable at this time. As the site remediation plan is refined and work is performed, further adjustments of the reserve may be necessary.

     Blue Island Closure Reserve

     In the first quarter of 2002, the Company sold certain of the Blue Island refinery equipment for proceeds of $5.0 million. Since no salvage value was previously recorded, the proceeds from the sale were recorded as a reduction in the restructuring charge. The Blue Island restructuring reserve balance and net cash activity as of March 31, 2002 is as follows:

                                                      Reserve as of                   Reserve as of
                                                       December 31,      Net Cash       March 31,
                                                           2001           Outlay          2002
                                                      -------------    -----------    -------------
      Employee severance .........................     $      2.1       $    0.9        $    1.2
      Plant closure/equipment remediation ........           13.9            1.3            12.6
      Site clean-up/environmental matters ........           20.5            1.2            19.3
                                                       ----------       --------        --------
                                                       $     36.5       $    3.4        $   33.1
                                                       ==========       ========        ========

     The Company expects to spend approximately $16 million in 2002 related to the reserve for future costs, with the majority of the remainder to be spent over the next several years. The site clean-up and environmental reserve takes into account costs that are reasonably foreseeable at this time. As the site remediation plan is finalized and work is performed, further adjustments of the reserve may be necessary.

4.   Inventories

     The carrying value of inventories consisted of the following:

                                                    December 31,      March 31,
                                                      2001              2002
                                                    -----------      ----------
        Crude oil ..............................    $      77.0      $     87.6
        Refined products and blendstocks .......          218.7           222.1
        Warehouse stock and other ..............           22.6            22.4
                                                    -----------      ----------
                                                    $     318.3      $    332.1
                                                    ===========      ==========

     The market value of crude oil, refined products and blendstocks inventories at March 31, 2002 was approximately $118 million (December 31, 2001 - $5 million) above carrying value.

     As of January 1, 2002, Port Arthur Coker Company changed its method of inventory costing from first-in first-out ("FIFO") to last-in first-out ("LIFO") for crude oil and blendstock inventories. Management believes this change is preferable in that it achieves a more appropriate matching of revenues and expenses. The adoption of this inventory accounting method on January 1, 2002 did not have an impact on pretax earnings. The use of the LIFO accounting method resulted in $12.1 million less pretax income for the quarter ended March 31, 2002 than if the FIFO method had been used. Cost for warehouse stock continues to be determined under the FIFO method.

5.   Other Assets

     Other assets consisted of the following:

                                                                           December 31,      March 31,
                                                                               2001            2002
                                                                           -----------      ----------
      Deferred turnaround costs ......................................     $      97.9      $    109.8
      Deferred financing costs .......................................            32.6            31.2
      Investment in affiliate ........................................             4.3             4.3
      Cash restricted for investment in capital additions ............             9.9             6.7
      Other ..........................................................             4.0             3.6
                                                                           -----------      ----------
                                                                           $     148.7      $    155.6
                                                                           ===========      ==========

     Amortization of deferred financing costs for the three-month period ended March 31, 2002 was $2.5 million (2001 - $3.0 million), and was included in "Interest and finance expense". In the first quarter of 2002, the Company incurred $1.1 million of deferred financing costs for fees to obtain a waiver related to insurance coverage required under Port Arthur Coker Company's common security agreement.

6.   Long-term Debt

     In January 2002, Port Arthur Coker Company made a $66.2 million principal payment on its bank senior loan agreement with $59.7 million representing a mandatory prepayment pursuant to the common security agreement and secured account structure.

     The common security agreement requires that Port Arthur Coker Company carry insurance coverage with specified terms. However, due to the effects of the events of September 11, 2001 on the insurance market, coverage meeting such terms, particularly as it relates to deductibles, waiting periods and exclusions, was not available on commercially reasonable terms and, as a result, Port Arthur Coker Company's insurance program was not in full compliance with the required insurance coverage at December 31, 2001. However, the requisite parties to the common security agreement have waived the noncompliance provided that Port Arthur Coker Company obtain a reduced deductible limit for property damage, obtain additional contingent business interruption insurance by June 26, 2002 and continue to monitor the insurance market on a quarterly basis to determine if additional insurance coverage required by the common security agreement is available on commercially reasonable terms, and if so, promptly obtain such insurance. The required deductible limit for property damage has been secured. Port Arthur Coker Company believes that it will be able to comply with the remaining conditions of the waiver.

     In March 2002, Premcor Refining Group received a waiver regarding the maintenance of the tangible net worth covenant related to its $650 million working capital credit agreement, which allows for the exclusion of $120 million of the restructuring charge related to the closure of the Hartford refinery.


7.   Exchangeable Preferred Stock of Subsidiary

     Dividends related to the Exchangeable Preferred Stock for the three months ended March 31, 2002 and 2001 were paid by issuing additional shares of Exchangeable Preferred Stock. On April 1, 2002, the Company converted all of the 11 1/2% Exchangeable Preferred Stock for 11 1/2% Subordinated Debentures due October 2009. The Company may pay the interest on these debentures in-kind until the April 1, 2003 interest payment, at which time it is required to make interest payments in cash.

8.   Interest and Finance Expense

     Interest and finance expense included in the statements of operations consisted of the following:

                                                For the Three Months
                                                   Ended March 31,
                                                ---------------------
                                                  2001         2002
                                                --------     --------

         Interest expense .................     $  39.7      $  32.1
         Financing costs ..................         3.7          4.2
         Capitalized interest .............        (1.5)        (1.8)
                                                -------      -------
                                                $  41.9      $  34.5
                                                =======      =======

     Cash paid for interest for the three-month period ended March 31, 2002 was $37.9 million (2001 - $43.9 million).

9.   Income Taxes

     The Company received net cash income tax refunds of $11.7 million during the first quarter of 2002 (2001 - $2.1 million). The income tax benefit of $56.0 million on the loss from continuing operations before income taxes for the three month period ended March 31, 2001 included the effect of a decrease of $30.0 million in the deferred tax valuation allowance. During the first quarter of 2001, the Company reversed its remaining deferred tax valuation allowance as a result of the Company's analysis of the likelihood of realizing the future tax benefit of its federal and state tax loss carryforwards, alternative minimum tax credits and federal and state business tax credits.

10.  Discontinued Operations

     In 2001, the Company recorded a pretax charge of $14.0 million, $8.5 million net of income taxes, related to the environmental liabilities of the discontinued retail operations. This charge represented an increase in estimate regarding the Company's environmental clean up obligation and was prompted by the availability of new information concerning site by site clean up plans and changing postures of state regulatory agencies.

11.  Stock Option Plans

     In conjunction with the management change discussed in Note 3 above, Premcor Inc. adopted two new stock incentive plans. The 2002 Special Stock Incentive Plan was adopted in connection with the employment of Thomas D. O'Malley and allows for the issuance of options for the purchase of Premcor Inc. common stock. Under this plan, options on 3,400,000 shares of Premcor Inc. common stock may be awarded. As of March 31, 2002, options on 2,200,000 shares of Premcor Inc. common stock had been granted at an exercise price of $10 per share, vesting 1/3 on each of the first three anniversaries of the date of grant. The 2002 Equity Incentive Plan was adopted to award key employees, directors, and consultants with various stock options, stock appreciation rights, restricted stock, performance-based awards and other common stock based awards of Premcor Inc. common stock. Under the 2002 Equity Incentive Plan, options on 1,500,000 shares of Premcor Inc. common stock may be awarded. As of March 31, 2002, options on 350,000 shares of Premcor Inc. common stock were granted at an exercise price of $10 per share. Options granted under this plan vest 1/3 on each of the first three anniversaries of the date of grant.

     As a result of the granting of these options, the Company will record in the aggregate non-cash compensation expense and additional paid-in capital of $30.6 million over the applicable vesting periods. Additionally, during the first quarter of 2002 the company modified the exercise period of stock options previously granted under the 1999 Stock Incentive Plan for certain executives severed during the restructuring. In March 2002, the Company recorded $5.8 million of non-cash compensation expense and paid-in capital related to these option modifications and this amount is included in "refinery restructuring and other charges". Also recorded in March 2002 was $1.7 million of noncash compensation expense related to options granted under the two new plans described above to our new management team and new outside directors. This amount is included in "general and administrative expenses".

12.  Commitments and Contingencies

     Legal and Environmental

     As a result of its activities, the Company is the subject of a number of material pending legal proceedings, including proceedings related to environmental matters. All such matters with material changes during the three months ended March 31, 2002 or to which a governmental authority is a party and which involve potential monetary sanctions of $100,000 or greater are described below.

     Blue Island: Federal and State Enforcement. In September 1998, the federal government filed a complaint, United States v. Clark Refining & Marketing, Inc., alleging that the Blue Island refinery violated federal environmental laws relating to air, water and solid waste. The Illinois Attorney General intervened in the case. The State of Illinois and Cook County had also brought an action, several years earlier, People ex rel. Ryan v. Clark Refining & Marketing, Inc., also alleging violations under environmental laws. In the first quarter of 2002, the Company reached an agreement to settle both cases. The consent order in the state case was formally approved and entered by the state court judge on April 8, 2002, and it is anticipated that the federal court will approve the proposed settlement in the second quarter of 2002. The consent order in the federal case requires the payment of $6.25 million as a civil penalty and requires limited ongoing monitoring at the now-idled refinery. The Company has accrued for this obligation in its legal and environmental reserves. The consent order in the state case requires an ongoing tank inspection program along with enhanced reporting obligations and requires that the parties enter a process to complete an appropriate site remediation program at the Blue Island refinery. The consent orders dispose of both the federal and state cases.

     Legal and Environmental Reserves. As a result of its normal course of business, the Company is a party to a number of legal and environmental proceedings. As of March 31, 2002, the Company had accrued a total of approximately $74 million (December 31, 2001 - $77 million), on an undiscounted basis, for legal and environmental-related obligations that may result from the matters noted above and other legal and environmental matters. The Company is of the opinion that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

     Environmental Product Standards

     Tier 2 Motor Vehicle Emission Standards. In February 2000, the EPA promulgated the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. These regulations mandate that the sulfur contents of gasoline at any refinery not exceed 30 ppm during any calendar year by January 1, 2006. These requirements will be phased in beginning on

January 1, 2004. It is the Company's intent to meet these specifications from the Port Arthur and Lima refineries on a timely basis. Modifications will be required at the Port Arthur and Lima refineries as a result of the Tier 2 standards. The Company believes, based on current estimates, that compliance with the new Tier 2 gasoline specifications will require capital expenditures in the aggregate through 2005 of approximately $176 million at those refineries. More than 95% of the total investment to meet the Tier 2 gasoline specifications is expected to be incurred during 2002 through 2004 with the greatest concentration of spending occurring in 2003.

     Low Sulfur Diesel Standards. In January 2001, the EPA promulgated its on-road diesel regulations, which will require a 97% reduction in the sulfur content of diesel fuel sold for highway use by June 1, 2006, with full compliance by January 1, 2010. Refining industry groups have filed two lawsuits, which may delay implementation of the on-road diesel rule beyond 2006. The EPA has estimated that the overall cost to fuel producers of the reduction in sulfur content would be approximately $0.04 per gallon. The EPA has also announced its intention to review the sulfur content in diesel fuel sold to off-road consumers. If regulations are promulgated to regulate the sulfur content of off-road diesel, the Company expects the sulfur requirement to be either 500 ppm, which is the current on-road limit, or 15 ppm, which will be the future on-road limit. It is the Company's intent to meet these specifications from the Port Arthur and Lima refineries on a timely basis. The Company estimates capital expenditures in the aggregate through 2006 required to comply with the diesel standards at our Port Arthur and Lima refineries, utilizing existing technologies, is approximately $225 million. More than 90% of the projected investment is expected to be incurred during 2004 through 2006 with the greatest concentration of spending occurring in 2005.

     Maximum Available Control Technology. On April 11, 2002, the EPA promulgated regulations to implement Phase II of the petroleum refinery Maximum Achievable Control Technology rule under the federal Clean Air Act, referred to as MACT II, which regulates emissions of hazardous air pollutants from certain refinery units. The Company expects to spend approximately $45 million in the next three years related to these new regulations with the greatest concentration of spending likely in 2003 and 2004.

     Other Commitments

     Crude Oil Purchase Commitment. In 1999, the Company sold crude oil linefill in the pipeline system supplying the Lima refinery. An agreement is in place that requires the Company to repurchase approximately 2.7 million barrels of crude oil in this pipeline system on September 30, 2002 at then current market prices. The Company has hedged the economic price risk related to the repurchase obligations through the purchase of exchange-traded futures contracts.

     Long-Term Crude Oil Contract

     Port Arthur Coker Company is party to a long-term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V ("PEMEX"), an affiliate of Petroleos Mexicanos, the Mexican state oil company, which supplies approximately 160,000 barrels per day of Maya crude oil. Under the terms of this agreement, Port Arthur Coker Company is obligated to buy Maya crude oil from PEMEX, and PEMEX is obligated to sell to Port Arthur Coker Company Maya crude oil. An important feature of this agreement is a price adjustment mechanism designed to minimize the effect of adverse refining margin cycles and to moderate the fluctuations of the coker gross margin, a benchmark measure of the value of coker production over the cost of coker feedstocks. This price adjustment mechanism contains a formula that represents an approximation of the coker gross margin and provides for a minimum average coker margin of $15 per barrel over the first eight years of the agreement, which began on April 1, 2001. The agreement expires in 2011.

     On a monthly basis, the actual coker gross margin is calculated and compared to the minimum. Coker gross margins exceeding the minimum are considered a "surplus" while coker gross margins that fall short of the minimum are considered a "shortfall." On a quarterly basis, the surplus and shortfall determinations since the beginning of the contract are aggregated. Pricing adjustments to the crude oil the Company purchases are only made when there exists a cumulative shortfall. When this quarterly aggregation first reveals that a cumulative shortfall exists, the Company receives a discount on its crude oil purchases in the next quarter in the amount of the cumulative shortfall. If thereafter, the cumulative shortfall incrementally increases, the Company receives additional discounts on its crude oil purchases in the succeeding quarter equal to the incremental increase, and conversely, if thereafter, the cumulative shortfall incrementally decreases, the Company repays discounts previously received, or a premium, on its crude oil purchases in the succeeding quarter equal to the incremental decrease. Cash crude oil discounts received by the Company in any one quarter are limited to $30 million, while the Company's repayment of previous crude oil discounts, or premiums, are limited to $20 million in any one quarter. Any amounts subject to the quarterly payment limitations are carried forward and applied in subsequent quarters.

     As of March 31, 2002, a cumulative quarterly surplus of $98.6 million existed under the contract. As a result, to the extent the Company experiences quarterly shortfalls in coker gross margins going forward, the price it pays for Maya crude oil in succeeding quarters will not be discounted until this cumulative surplus is offset by future shortfalls.

     13. Subsequent Events

     On May 3, 2002, Premcor Inc. completed an initial public offering of 20.7 million shares of common stock. The initial public offering, plus the concurrent purchases of 850,000 shares in the aggregate by Thomas D. O'Malley, the Company's chairman of the board, chief executive officer and president, and two directors of the Company, netted proceeds to Premcor Inc. of approximately $482 million. The proceeds from the offering are committed to retire debt of Premcor Inc.'s subsidiaries. As a result of these sales of the Company's common stock, Blackstone's ownership is reduced to approximately 50% and Occidental's ownership is reduced to approximately 11%.

     On May 3, 2002, Premcor Refining Group called for the redemption of its
9 1/2% Senior Notes due 2004. The notes will be redeemed at par on June 3, 2002. Additionally, Premcor USA gave notice of redemption on May 8, 2002 with respect to its 10 7/8% Senior Notes due 2005. The notes will be redeemed on June 7, 2002 at 103.625% of their principal amount.

     During May 2002, Premcor Inc. purchased, in the open market, $50.7 million in aggregate principal amount of Premcor USA's 11 1/2% Subordinated Debentures at 105.75% of their principal amount.

     On May 16, 2002, Sabine announced that its subsidiary, Port Arthur Coker Company, commenced a consent solicitation relating to its 12 1/2% Senior Notes due 2009. Consents are being solicited for a series of proposed amendments to the financing and security documents under which the 12 1/2% Senior Notes were issued. The amendments would facilitate a proposed restructuring that would, among other things, permit the prepayment of $221.4 million of Port Arthur Coker Company's existing bank senior loan agreement and result in Sabine and its subsidiary companies becoming wholly owned direct or indirect subsidiaries of Premcor Refining Group. The restructuring also includes amendments to Premcor Refining Group's $650 million working capital credit agreement principally to permit letters of credit for crude oil purchases to be issued by Premcor Refining Group but for the benefit of Port Arthur Coker Company. Additionally, under this restructuring, the Winterthur International Insurance Company Limited oil payment guaranty insurance policy related to Port Arthur Coker Company's Maya crude oil purchases and the $35 million Port Arthur Coker Company working capital facility for the purchases of non-Maya crude oil will be terminated.

     If the amendments become effective, Premcor Refining Group will fully and unconditionally guarantee the payment obligations under the 12 1/2% Senior Notes. The consent solicitation will expire on May 29, 2002, unless extended by the company. The consent solicitation is conditioned upon the receipt of valid consents from at least a majority of the aggregate principal amount of the outstanding 12 1/2% Senior Notes and the satisfaction or waiver of certain other conditions, including the rating agencies reaffirming their credit ratings of the 12 1/2% Senior Notes after giving effect to the proposed amendments and restructuring.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Certain statements in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to the safe harbor provisions of this legislation. Words such as "expects," "intends," "plans," "projects," "believes," "estimates," "will" and similar expressions typically identify such forward-looking statements.

     Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors that could cause actual results to differ materially from those contained in our forward-looking statements include, among others, changes in:

     .   Industry-wide refining margins;

     . Crude oil and other raw material costs, the cost of transportation of crude oil, embargoes, industry expenditures for the discovery and production of crude oil, military conflicts between, or internal instability in, one or more oil-producing countries, governmental actions, and other disruptions of our ability to obtain crude oil;

     .   Market volatility due to world and regional events;

     .   Availability and cost of debt and equity financing;

     .   Labor relations;

     .   U.S. and world economic conditions;

     .   Supply and demand for refined petroleum products;

     . Reliability and efficiency of our operating facilities which are effected by such potential hazards as equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather;

     . Actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity;

     . Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment, including refined petroleum product composition and characteristics;

     .   Acts of war or terrorism;

     .   Other unpredictable or unknown factors not discussed.


     Because of all of these uncertainties, and others, you should not place undue reliance on our forward-looking statements.

Results of Operations

     Premcor Inc. owns all of the outstanding common stock of Premcor USA Inc., or Premcor USA, and 90% of the outstanding common stock of Sabine River Holding Corp., or Sabine. Premcor USA's principal operating subsidiary is The Premcor Refining Group Inc., or Premcor Refining Group, and Sabine's principal operating subsidiary is Port Arthur Coker Company L.P., or Port Arthur Coker Company. Premcor Inc., along with its subsidiaries, comprise one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the United States. We own and operate three refineries with a combined crude oil throughput capacity of 490,000 barrels per day, or bpd. Our refineries are located in Port Arthur, Texas; Lima, Ohio; and Hartford, Illinois.

     The following tables reflect our financial and operating highlights for the three months ended March 31, 2001 and 2002.

                          Financial Results                     For the Three Months
                   (in millions, except as noted)                  Ended March 31,
                                                             ---------------------------
                                                                2001             2002
                                                             -----------      ----------
          Net sales and operating revenues ................   $  1,686.4       $ 1,228.3
          Cost of sales ...................................      1,405.6         1,061.6
                                                             -----------      ----------
             Gross margin .................................        280.8           166.7
          Operating expenses ..............................        132.8           114.5
          General and administrative expenses .............         12.6            16.1
                                                             -----------      ----------
             Adjusted EBITDA ..............................        135.4            36.1
          Depreciation & amortization .....................         21.6            22.2
          Refinery restructuring and other charges ........        150.0           142.0
                                                             -----------      ----------
             Operating loss ...............................        (36.2)         (128.1)
          Interest expense and finance income, net ........        (37.2)          (31.0)
          Income tax benefit ..............................         56.0            61.3
          Minority interest in subsidiary .................         (3.3)            0.8
                                                             -----------      ----------
             Loss from continuing operations ..............        (20.7)          (97.0)
          Discontinued operations .........................         (8.5)             --
                                                             -----------      ----------
             Net loss .....................................        (29.2)          (97.0)
          Preferred stock dividends .......................         (2.5)           (2.5)
                                                             -----------      ----------
             Net loss available to common stockholders ....   $    (31.7)      $   (99.5)
                                                             ===========      ==========

          Per common share
          Basic and diluted:
             Loss from continuing operations ..............   $    (0.73)      $   (3.13)

          Weighted average common shares outstanding ......         31.8            31.8


                          Market Indicators                        For the Three Months
                (dollars per barrel, except as noted)                Ended March 31,
                                                             ------------------------------
                                                                   2001            2002
                                                                   ----            ----
          West Texas Intermediate (WTI) crude oil .........   $    28.81        $  21.59
          Crack Spreads (3/2/1):
               Gulf Coast .................................         5.01            2.80
               Chicago ....................................         5.94            3.68
          Crude Oil Differentials:
               WTI less WTS (sour) ........................         4.08            1.32
               WTI less Maya (heavy sour) .................        10.62            5.43
               WTI less Dated Brent (foreign) .............         2.90            0.42
          Natural gas (per mmbtu) .........................         7.00            2.20

                                                                  For the Three Months
          Selected Volumetric and Per Barrel Data                    Ended March 31,
                                                             -----------------------------
          (in thousands of barrels per day, except as noted)      2001            2002
                                                                  ----            ----
          Crude oil throughput by refinery:
             Port Arthur .....................................    229.6           231.7
             Lima ............................................    133.1           139.7
             Hartford ........................................     64.5            62.8
             Blue Island .....................................     15.9              --
                                                                 --------       ---------
               Total throughput ..............................    443.1           434.2
                                                                 ========       =========
          Per barrel of throughput (in dollars):
             Gross margin ....................................   $ 7.04          $ 4.27
             Operating expenses ..............................     3.33            2.93



                                               Three Months Ended                            Three Months Ended
                                                 March 31, 2001                                March 31, 2002
                                       -------------------------------------------- ----------------------------------------------
        Selected Volumetric Data         Port                             Percent      Port                             Percent
   (in thousands of barrels per day)    Arthur      Midwest     Total     of Total    Arthur       Midwest     Total    of Total
                                       ---------  ----------- ----------  --------- -----------  ----------- ---------- ----------
Feedstocks:
 Crude oil throughput
   Sweet                                     --       139.8       139.8      31.1%         --       134.4       134.4      32.0%
   Light/medium sour                       65.9        70.9       136.8      30.5        49.0        60.3       109.3      25.9
   Heavy sour                             163.7         2.8       166.5      37.1       182.7         7.8       190.5      45.2
                                       --------   ---------   ---------   -------    --------    --------    --------   -------
     Total crude oil                      229.6       213.5       443.1      98.7       231.7       202.5       434.2     103.1
 Unfinished and blendstocks                 4.7         1.3         6.0       1.3       (16.7)        3.7       (13.0)     (3.1)
                                       --------   ---------   ---------   -------    --------    --------    --------   -------
     Total feedstocks                     234.3       214.8       449.1     100.0%      215.0       206.2       421.2     100.0%
                                       ========   =========   =========   =======    ========    ========    ========   =======

Production:
 Light Products:
   Conventional gasoline                   78.2       100.6       178.8      38.3%       72.6       110.9       183.5      41.3%
   Premium and reformulated gasoline       21.4        24.3        45.7       9.8        13.9        15.0        28.9       6.5
   Diesel fuel                             78.3        49.5       127.8      27.4        64.3        36.9       101.2      22.8
   Jet fuel                                14.3        18.8        33.1       7.1        26.9        22.7        49.6      11.2
   Petrochemical feedstocks                21.3        10.1        31.4       6.7        15.9        11.4        27.3       6.2
                                       --------   ---------   ---------   -------    --------    --------    --------   -------
     Total light products                 213.5       203.3       416.8      89.3       193.6       196.9       390.5      88.0
 Petroleum coke and sulfur                 31.9         6.5        38.4       8.2        33.2         7.8        41.0       9.3
 Residual oil                               6.3         4.8        11.1       2.5         9.2         2.9        12.1       2.7
                                       --------   ---------   ---------   -------    --------    --------    --------   -------
     Total production                     251.7       214.6       466.3     100.0%      236.0       207.6       443.6     100.0%
                                       ========   =========   =========   =======    ========    ========    ========   =======


     First Quarter 2002 Compared to First Quarter 2001

          Overview. Net loss available to common stockholders increased $67.8 million to $99.5 million in the first quarter of 2002 from a loss of $31.7 million in the corresponding period in 2001. Operating loss increased $91.9 million to $128.1 million in the first quarter of 2002 from $36.2 million in the corresponding period in 2001.

          Operating loss included pretax refinery restructuring and other charges of $142.0 million and $150.0 million for the first quarter of 2002 and 2001, respectively. Excluding the refinery restructuring and other charges, we earned operating income of $13.9 million and $113.8 million in the first quarter of 2002 and 2001, respectively. Operating income, excluding the refinery restructuring and other charges, decreased in the first quarter of 2002 compared to the same period in 2001 principally due to significantly weaker market conditions in the first quarter of 2002.

     In January of 2001, we shutdown our refining operations at our Blue Island, Illinois refinery. Our operating results in the first quarter of 2001 include one month of operating results of our Blue Island refinery.

     Net Sales and Operating Revenue. Net sales and operating revenues decreased $458.1 million, or 27%, to $1,228.3 million in the first quarter of 2002 from $1,686.4 million in the corresponding period in 2001. This decrease was mainly attributable to lower prices in the first quarter of 2002 as compared to the same period of 2001 as evidenced by a $7.22 per barrel decrease in the average value of WTI.

     Gross Margin. Gross margin decreased $114.1 million to $166.7 million in the first quarter of 2002 from $280.8 million in the corresponding period in 2001. The decrease was principally driven by significantly weaker market conditions in the first quarter of 2002 compared to 2001. Refining margins remained at depressed levels through most of the first quarter of 2002 as high distillate and gasoline inventories and low demand continued. Mild winter weather, decreased air travel compared to historic levels, a weak industrial sector, and an overall sluggish economy resulted in inventories remaining at high levels at 2001 year-end and into the first quarter of 2002. Refining margins recovered somewhat in March 2002 as supply tightened due to heavy maintenance turnaround activity in the industry. The average Gulf Coast and Chicago crack spreads were approximately 40% lower in the first quarter of 2002 than the same period of 2001. The crude oil differentials on sour and heavy sour crude oil were also significantly lower than the prior year with the heavy sour crude oil discount approximately 50% lower than the prior year.

     In February 2002, we shutdown our coker unit at our Port Arthur refinery for ten days for unplanned maintenance. We took advantage of the coker outage to make repairs to the distillate and naphtha hydrotreaters, including turnaround maintenance that was originally planned for later in the year. Crude oil throughput rates were restricted by approximately 18,000 barrels per day, or bpd, during this time, but returned to near capacity of 250,000 bpd following the maintenance. In January 2002, we shut down the fluid catalytic cracking
(FCC) unit, gas oil hydrotreating unit and sulfur plant for approximately 39 days at our Port Arthur refinery for planned turnaround maintenance. This turnaround maintenance did not affect crude oil throughput rates but did lower gasoline production. We sold more unfinished products during the first quarter of 2002 due to this shutdown. Both the Lima and Hartford refineries experienced restricted crude oil throughput rates during the first quarter of 2002 due to poor refining market conditions.

     In the first quarter of 2001, throughput rates at the Port Arthur refinery were below capacity as units downstream were in start-up operations and did not run at full capacity during the first quarter. In January of 2001, our new hydrocracker was brought on-line and our new coker unit and sulfur plant were still in start-up operations, having begun operations in December 2000. In the first quarter of 2001, crude oil throughput rates were below capacity at our Lima refinery due to crude oil delivery delays caused by bad weather in the Gulf Coast as well as at our Hartford refinery due to coker unit repairs. We shutdown the Blue Island refinery operations in January 2001, therefore first quarter 2001 reflected only one month of operations.

     Operating Expenses. Operating expenses decreased $18.3 million to $114.5 million in the first quarter of 2002 from $132.8 million in the corresponding period in 2001. The decrease in the first quarter of 2002 was principally due to significantly lower natural gas prices partially offset by higher repair and maintenance costs at our Port Arthur refinery.

     General and Administrative Expenses. General and administrative expenses increased $3.5 million to $16.1 million in the first quarter of 2002 from $12.6 million in the corresponding period in 2001. The increase was principally due to higher employee benefit costs particularly related to non-cash compensation expense recognized for stock options granted and employee medical benefit costs.

     Depreciation and Amortization. Depreciation and amortization expenses were relatively flat in the first quarter of 2002 as compared to the same period in 2001.

     Refinery Restructuring and Other Charges. In 2002, we recorded refinery restructuring and other charges of $142.0 million. This charge consisted of a $131.2 million charge related to the announced shutdown of refining operations at the Hartford, Illinois refinery in October 2002, a $15.8 million charge related to the restructuring of our management team and administrative functions, and income of $5.0 million related to the unanticipated sale of a portion of the Blue Island refinery assets previously written off. In 2001, refinery restructuring and other charges consisted of a $150.0 million charge related to the January 2001 closure of the Blue Island, Illinois refinery.

     Hartford Refinery

     In February 2002, we announced that we would shut down refining operations at our Hartford, Illinois refinery in October 2002. Although the Hartford refinery has contributed to our earnings in the past, we have concluded that there is no economically viable manner of reconfiguring the refinery to produce fuels which meet new gasoline and diesel fuel standards mandated by the federal government. Additionally, we intend to pursue all other options, including the sale of the refinery, to mitigate the loss of jobs and refinery capacity in the Midwest. Since the Hartford refinery operation had been only marginally profitable over the last 10 years and since substantial investment would be required to meet new required product specifications in the future, our reduced refining capacity resulting from the shutdown is not expected to have a significant negative impact on net income or cash flow from operations. The only anticipated effect on net income and cash flow in the future will result from the actual shutdown process, including recovery of realizable asset value, and subsequent environmental site remediation, which will occur over a number of years. Unless there is a need to adjust the shutdown reserve in the future, there should be no significant effect on net income beyond 2002.

     A pretax charge of $131.2 million was recorded in the first quarter of 2002. This charge included $73.6 million of non-cash asset write-offs in excess of an estimated $61.0 million net realizable value. The net realizable value was recorded as a current asset on the balance sheet. The total charge also included a reserve for future costs of $57.6 million, consisting of $16.6 million for employee severance, $8.0 million for the safe shutdown of operations, and $33.0 million for site clean-up and other environmental matters.

     Management adopted an exit plan that details the shutdown of the process units at the refinery and the subsequent environmental remediation of the site. The shutdown of the process units is planned to be completed in the fourth quarter of 2002. We estimate that 315 employees, both hourly (covered by collective bargaining agreements) and salaried, will be terminated due to this shutdown, 98% of which will be terminated in October of 2002. The site clean-up and environmental reserve takes into account costs that are reasonably foreseeable at this time. As the site remediation plan is refined and work is performed, further adjustments of the reserve may be necessary.

     Company Management Restructuring

     In February 2002, we began the restructuring of our executive management team and subsequently our administrative functions with the hiring of Thomas D. O'Malley as chairman, chief executive officer, and president and William E. Hantke as executive vice president and chief financial officer. In the first quarter of 2002, related to the resignation of the officers who previously held these positions, we recognized severance expense of $5.0 million and non-cash compensation expense of $5.8 million resulting from modifications of stock option terms. In addition, we incurred a charge of $5.0 million for the cancellation of a monitoring agreement with an affiliate of our majority owner, Blackstone Management Associates III L.L.C. We will recognize additional expenses in the second quarter of 2002 in relation to the continued restructuring of our administrative functions.

     Interest Expense and Finance Income, net. Interest expense and finance income, net decreased $6.2 million to $31.0 million in the first quarter of 2002 from $37.2 million in the corresponding period in 2001. This decrease related primarily to lower interest rates on our floating rate debt securities and lower interest expense due to the repurchase of certain debt securities in the third quarter of 2001.

     Income Tax Benefit. Income tax benefit increased $5.3 million to $61.3 million in the first quarter of 2002 from $56.0 million in the corresponding period in 2001. The income tax benefit of $56.0 million for 2001 included the effect of a decrease of $30.0 million in the deferred tax valuation allowance. During the first quarter of 2001, we reversed our remaining deferred tax valuation allowance as a result of the analysis of the likelihood of realizing the future tax benefit of our federal and state tax loss carryforwards, alternative minimum tax credits and federal and state business tax credits.

     Discontinued Operations. In 2001, we recorded a pretax charge of $14.0 million, $8.5 million net of income taxes, related to environmental liabilities of the discontinued retail operations. This charge represented an increase in estimate regarding our environmental clean up obligation and was prompted by the availability of new information concerning site by site clean up plans and changing postures of state regulatory agencies.

Outlook

     Market. Refining margins for the second and third quarter of 2002 are expected to be considerably lower than the historical highs seen in 2001. In 2001, we entered the summer driving season with low product inventories and then supply disruptions and unplanned refinery downtimes further limited supply and spiked refining margins, particularly the Chicago crack spread. In 2002, despite the typical demand increase for gasoline as we enter the summer driving season, high inventories and very little projected downtime should provide adequate supply.

     Planned Cost Reductions. As part of our focus on continuing to be a low-cost refiner, in the second quarter of 2002 we implemented a restructuring of our organization that will result in a future reduction of our general and administrative and other costs. We will recognize additional restructuring expenses in the second quarter of 2002 in relation to this initiative.

Liquidity and Capital Resources

Cash Balances

     As of March 31, 2002, we had a cash and short term investment balance of $442.8 million of which $209.2 million was held by Premcor Refining Group, $25.6 million by Premcor USA, $205.9 million by Port Arthur Coker Company, and $2.1 million by Premcor Inc. Under a common security agreement related to Port Arthur Coker Company's senior debt, all of Port Arthur Coker Company's cash balance, including $53.4 million restricted for interest and principal payments on its long-term debt, is reserved under a secured account structure for specific operational uses and mandatory debt repayment. The operational uses include various levels of spending, such as current and operational working capital needs, interest and principal payments, taxes, and maintenance and repairs. Cash is applied to each level until that level has been fully funded, upon which the remaining cash then flows to the next level. Once these spending levels are funded, any cash surplus satisfies obligations of a debt service reserve and mandatory debt repayment with funding occurring semiannually on January 15th and July 15th.


Cash Flows from Operating Activities

     Net cash provided by operating activities for the three months ended March 31, 2002 was $11.3 million compared to $38.2 million in the same period of the prior year. Working capital as of March 31, 2002 was $465.6 million, a 1.74-to-1 current ratio, versus $482.6 million as of December 31, 2001, a 1.83-to-1 current ratio.

     In January 2001, we shutdown the refining operations at our Blue Island, Illinois refinery. The Blue Island restructuring reserve balance and net cash activity as of March 31, 2002 is as follows:

                                                  Reserve as of
                                                   December 31,        Net Cash          Reserve as of
                                                       2001             Outlay          March 31, 2002
                                                  -------------       ----------        --------------
Employee severance .............................     $   2.1           $    0.9            $   1.2
Plant closure/equipment remediation ............        13.9                1.3               12.6
Site clean-up/environmental matters ............        20.5                1.2               19.3
                                                     -------           --------            -------
                                                     $  36.5           $    3.4            $  33.1
                                                     =======           ========            =======

     We expect to spend approximately $16 million in 2002 related to the reserve for future costs, with the majority of the remainder to be spent over the next several years. The site clean-up and environmental reserve takes into account costs that are reasonably foreseeable at this time. As the site remediation plan is finalized and work is performed, further adjustments of the reserve may be necessary.

     In 1999, we sold crude oil linefill in the pipeline system supplying the Lima refinery. An agreement is in place that requires us to repurchase approximately 2.7 million barrels of crude oil in this pipeline system in September 2002 at market prices, unless extended by mutual consent. The Company has hedged the economic price risk related to the repurchase obligation through the purchase of exchange-traded futures contracts.

     Credit Agreements

     In general, our short-term working capital requirements fluctuate with the price and payment terms of crude oil and refined petroleum products. Premcor Refining Group has a credit agreement which provides for the issuance of letters of credit, primarily for the purchases of crude oil, up to the lesser of $650 million or the amount of a borrowing base calculated with respect to its cash and eligible cash equivalents, eligible investments, eligible receivables, eligible petroleum inventories, paid but unexpired letters of credit, and net obligations on swap contracts. The credit agreement provides for direct cash borrowings up to $50 million. Borrowings under the credit agreement are secured by a lien on substantially all of its cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks. The borrowing base associated with such facility at March 31, 2002 was $728.6 million with $365.3 million of the facility utilized for letters of credit. As of March 31, 2002, there were no direct cash borrowings under the credit agreement.

     The credit agreement contains covenants and conditions that, among other things, limit Premcor Refining Group's dividends, indebtedness, liens, investments and contingent obligations. Premcor Refining Group is also required to comply with certain financial covenants, including the maintenance of working capital of at least $150 million, the maintenance of tangible net worth of at least $150 million, and the maintenance of minimum levels of balance sheet cash (as defined therein) of $75 million at all times. The covenants also provide for a cumulative cash flow test that from July 1, 2001 must not be less than zero. In March 2002, Premcor Refining Group received a waiver regarding the maintenance of the tangible net worth covenant, which allows for the exclusion of $120 million of the restructuring charge related to the closure of the Hartford refinery.

     In order to provide security to PMI Comercio Internacional, S.A. de C.V., or PMI, for Port Arthur Coker Company's obligation to pay for shipments of Maya crude oil under a long term crude oil supply agreement, Port Arthur Coker Company obtained from Winterthur International Insurance Company Limited, or Winterther, an oil payment guaranty insurance policy for the benefit of PMI. This oil payment guaranty insurance policy is in the amount of $150 million and is a source of payment to PMI if Port Arthur Coker Company fails to pay PMI for one or more shipments of Maya crude oil. Under certain senior debt documents, Port Arthur Coker Company is required to reimburse Winterthur for any payments they make on this policy. This reimbursement obligation to Winterthur has a priority claim on all of the collateral held for the senior debt equal to the note holders and holders of Port Arthur Coker Company's other senior debt, except in specified circumstances in which it has a senior claim to these parties. As of March 31, 2002, $115.5 million of crude oil purchase commitments were outstanding related to this policy.

     Port Arthur Coker Company also has in place a $35 million working capital facility, which is primarily for the issuance of letters of credit for the purchases of non-Maya crude oil. As of March 31, 2002, none of the facility was utilized for letters of credit.

Cash Flows from Investing Activities

     Cash flows used in investing activities in the three months ended March 31, 2002 were $39.1 million as compared to $45.7 million in the year-earlier period. We classify our capital expenditures into two categories, mandatory and discretionary. Mandatory capital expenditures, such as for turnarounds and maintenance, are required to maintain safe and reliable operations or to comply with regulations pertaining to soil, water and air contamination or pollution and occupational, safety and health issues. Our total mandatory capital and refinery maintenance turnaround expenditure budget, excluding Tier 2 gasoline standards, on-road diesel regulations and the MACT II regulations described below, is approximately $75 million in 2002, of which $31.4 million has been spent as of March 31, 2002. Discretionary capital expenditures are undertaken by us on a voluntary basis after thorough analytical review and screening of projects based on the expected return on incremental capital employed. Discretionary capital projects generally involve an expansion of existing capacity, improvement in product yields and/or a reduction in operating costs. Accordingly, total discretionary capital expenditures may be less than budget if cash flow is lower than expected and higher than budget if cash flow is better than expected. Our discretionary capital expenditure budget is approximately $30 million in 2002, of which $8.0 million has been spent as of March 31, 2002. We plan to fund both mandatory and discretionary capital expenditures with cash flow from operations.

     In addition to mandatory capital expenditures, we expect to incur significant costs in order to comply with environmental regulations discussed below. The Environmental Protection Agency has promulgated new regulations under the Clean Air Act that establish stringent sulfur content specifications for gasoline and on-road diesel fuel designed to reduce air emissions from the use of these products.

     Tier 2 Motor Vehicle Emission Standards. In February 2000, the EPA promulgated the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. These regulations mandate that the sulfur contents of gasoline at any refinery not exceed 30 ppm during any calendar year by January 1, 2006. These requirements will be phased in beginning on January 1, 2004. It is our intent to meet these specifications from the Port Arthur and Lima refineries on a timely basis. Modifications will be required at the Port Arthur and Lima refineries as a result of the Tier 2 standards. We believe, based on current estimates, that compliance with the new Tier 2 gasoline specifications will require capital expenditures in the aggregate through 2005 of approximately $176 million at those refineries. More than 95% of the total investment to meet the Tier 2 gasoline specifications is expected to be incurred during 2002 through 2004 with the greatest concentration of spending occurring in 2003.

     Low Sulfur Diesel Standards. In January 2001, the EPA promulgated its on-road diesel regulations, which will require a 97% reduction in the sulfur content of diesel fuel sold for highway use by June 1, 2006, with full compliance by January 1, 2010. The EPA has estimated that the overall cost to fuel producers of the reduction in sulfur content would be approximately $0.04 per gallon. The EPA has also announced its intention to review the sulfur content in diesel fuel sold to off-road consumers. If regulations are promulgated to regulate the sulfur content of off-road diesel, we expect the sulfur requirement to be either 500 ppm, which is the current on-road limit, or 15 ppm, which will be the future on-road limit. It is our intent to meet these specifications from the Port Arthur and Lima refineries on a timely basis. We estimate capital expenditures in the aggregate through 2006 required to comply with the diesel standards at our Port Arthur and Lima refineries, utilizing existing technologies, is approximately $225 million. More than 90% of the projected investment is expected to be incurred during 2004 through 2006 with the greatest concentration of spending occurring in 2005.

     Maximum Available Control Technology. On April 11, 2002, the EPA promulgated regulations to implement Phase II of the petroleum refinery Maximum Achievable Control Technology rule under the federal Clean Air Act, referred to as MACT II, which regulates emissions of hazardous air pollutants from certain refinery units. We expect to spend approximately $45 million in the next three years related to these new regulations with the greatest concentration of spending likely in 2003 and 2004.

     Our budget for complying with the Tier 2, low sulfur diesel and MACT II regulations is approximately $45 million in 2002, of which $1.4 million has been spent as of March 31, 2002. In conjunction with the work being performed to comply with the above regulations, we have initiated a project to expand the Port Arthur refinery to 300,000 barrels per day of crude oil throughput capacity.

Cash Flows from Financing Activities

     Cash flows used in financing activities were $94.6 million for the three months ended March 31, 2002 compared to $0.4 million in the prior year for the same period. In January 2002, Port Arthur Coker Company made a $66.2 million payment on its bank senior loan agreement with $59.7 million representing a mandatory prepayment pursuant to the common security agreement and secured account structure. In addition to this principal payment, Port Arthur Coker Company restricted an additional $33.4 million of cash for future debt repayments as required by the secured account structure. In the first quarter of 2002, Port Arthur Coker Company incurred $1.1 million of deferred financing costs for fees necessary to obtain a waiver related to insurance coverage required under the common security agreement.

     We continue to evaluate the most efficient use of capital and, from time to time, depending upon market conditions, may seek to purchase certain of our outstanding debt securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

     In May 2002, Premcor Inc. completed a public offering of 20.7 million shares of its common stock and a concurrent sale of 850,000 shares of common stock in the aggregate to Thomas D. O'Malley, our chairman of the board, chief executive officer and president, and two of our directors. We have committed to using the net proceeds of approximately $482 million to prepay Premcor Refining Group's 9 1/2% Senior Notes and pay down other debt of our subsidiaries. On May 3, 2002, Premcor Refining Group called for the redemption of its 9 1/2% senior notes due 2004. These notes will be redeemed at par on June 3, 2002. Subsequently, Premcor USA gave notice of redemption on May 8, 2002 with respect to its 10 7/8% senior notes due 2005. These notes will be redeemed on June 7, 2002 at 103.625% of their principal amount.

     On April 1, 2002, Premcor USA exchanged its 11 1/2% exchangeable preferred stock for 11 1/2% subordinated debentures due October 2009. The October 1, 2002 interest payment on these debentures may be made in cash or by issuing additional securities; however, as of April 1, 2003, Premcor USA will be required to make cash interest payments for these debentures on a semiannual basis. During May 2002, Premcor Inc. purchased, in the open market, $50.7 million in aggregate principal amount of Premcor USA's 11 1/2% subordinated debentures at 105.75% of their principal amount.

     Premcor USA, as a stand-alone company, relies on Premcor Refining Group for substantially all of its liquidity in order to meet its interest and other costs. Subsequent to the redemption of the 10 7/8% notes, Premcor USA's liquidity requirements will consist of the interest payments on its 11 1/2% subordinated debentures and any administrative costs. Premcor USA's ability to access Premcor Refining Group's cash flows from operating activities is limited by covenants governing certain of Premcor Refining Group's outstanding debt securities. Under the most restrictive covenants, Premcor Refining Group is not able to return additional capital to Premcor USA as of March 31, 2002. Cash, cash equivalents, and short-term investments owned by Premcor USA amounted to $25.6 million at March 31, 2002.

     On May 16, 2002, Sabine announced that Port Arthur Coker Company commenced a consent solicitation relating to its 12 1/2% senior notes due 2009. Consents are being solicited for a series of proposed amendments to the financing and security documents under which the 12 1/2% senior notes were issued. The amendments would facilitate a proposed restructuring that would, among other things, permit the prepayment of $221.4 million of Port Arthur Coker Company's existing bank senior loan agreement and result in Sabine and its subsidiary companies becoming wholly owned direct or indirect subsidiaries of Premcor Refining Group. The restructuring also includes amendments to Premcor Refining Group's $650 million working capital credit agreement principally to permit letters of credit for crude oil purchases to be issued by Premcor Refining Group but for the benefit of Port Arthur Coker Company. Additionally, under this restructuring, the Winterthur International Insurance Company Limited oil payment guaranty insurance policy related to Port Arthur Coker Company's Maya crude oil purchases and the $35 million Port Arthur Coker Company working capital facility for the purchases of non-Maya crude oil will be terminated.

     If the amendments become effective, Premcor Refining Group will fully and unconditionally guarantee the payment obligations under the 12 1/2% senior notes. The consent solicitation will expire on May 29, 2002, unless extended by the company. The consent solicitation is conditioned upon the receipt of valid consents from at least a majority of the aggregate principal amount of the outstanding 12 1/2% senior notes and the satisfaction or waiver of certain other conditions, including the rating agencies reaffirming their credit ratings of the 12 1/2% senior notes after giving effect to the proposed amendments and restructuring.

     Funds generated from operating activities together with existing cash, cash equivalents and short-term investments and proceeds from asset sales are expected to be adequate to fund existing requirements for working capital and capital expenditure programs for the next year. Due to the commodity nature of our products, our operating results are subject to rapid and wide fluctuations. While we believe that our maintenance of large cash, cash equivalents and short-term investment balances and our operating philosophies will be sufficient to provide us with adequate liquidity through the next year, there can be no assurance that market conditions will not be worse than anticipated. Future working capital, discretionary capital expenditures, environmentally mandated spending and acquisitions may require additional debt or equity capital.

New and Proposed Accounting Standards

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from the Extinguishment of Debt"; SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers"; and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," as it relates to sale-leaseback transactions and other transactions structured similar to a sale-leaseback as well as amends other pronouncements to make various technical corrections. The provisions of SFAS No. 145 as they relate to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provision of this statement related to the amendment to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements on or after May 15, 2002. We are in the process of evaluating the impact of the adoption of this standard on our financial position and results of operations.

     In July 2001, the Financial Accounting Standards Board approved SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses when a liability should be recorded for asset retirement obligations and how to measure this liability. The initial recording of a liability for an asset retirement obligation will require the recording of a corresponding asset that will be required to be amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 is not expected to have a material impact on our financial position or results of operations.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position ("SOP") entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. If adopted as proposed, this SOP will require companies to expense as incurred turnaround costs, which it terms as "the non-capital portion of major maintenance costs." Adoption of the proposed SOP would require that any existing unamortized turnaround costs be expensed immediately. If this proposed change were in effect at March 31, 2002, we would have been required to write-off unamortized turnaround costs of approximately $110 million. Unamortized turnaround costs will change in 2002 as maintenance turnarounds are performed and past maintenance turnarounds are amortized. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, net of income tax, in the consolidated statements of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. None of our market risk sensitive instruments are held for trading.

Commodity Risk

     Our earnings, cash flow and liquidity are significantly affected by a variety of factors beyond our control, including the supply of, and demand for, commodities such as crude oil, other feedstocks, gasoline and other refined products. The demand for these refined products depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, planned and unplanned downtime in refineries, pipelines and production facilities, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. As a result, crude oil and refined product prices fluctuate significantly, which directly impacts our net sales and operating revenues and costs of goods sold.

     The movement in petroleum prices does not necessarily have a direct long-term relationship to net income. The effect of changes in crude oil prices on our operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes. We are required to fix the price on our crude oil purchases approximately two to three weeks prior to the time when the crude oil can be processed and sold. As a result, we are exposed to crude oil price movements relative to refined product price movements during this period. In addition, earnings may be impacted by the write-down of our LIFO based inventory cost to market value when market prices drop dramatically compared to our LIFO inventory cost. These potential write-downs may be recovered in subsequent periods as our inventories turn and market prices rise. We utilize limited risk management tools to mitigate risk associated with fluctuations in petroleum prices on our normal operating petroleum inventories. We believe this policy is appropriate since inventories are required to operate the business and are expected to be owned for an extended period of time. We believe the cost of using such tools on an extended basis to manage normal operating petroleum inventories outweighs the benefits.

     We occasionally use several strategies to minimize the impact on profitability of volatility in feedstock costs and refined product prices. These strategies generally involve the purchase and sale of exchange-traded, energy-related futures and options with a duration of six months or less. To a lesser extent we use energy swap agreements similar to those traded on the exchanges, such as crack spreads and crude oil options, to better match the specific price movements in our markets as opposed to the delivery point of the exchange-traded contract. These strategies are designed to minimize, on a short-term basis, our exposure to the risk of fluctuations in crude oil prices and refined product margins. The number of barrels of crude oil and refined products covered by such contracts varies from time to time. Such purchases and sales are closely managed and subject to internally established risk standards. The results of these hedging activities affect refining cost of sales and inventory costs. We do not engage in speculative futures or derivative transactions.

     We prepared a sensitivity analysis to estimate our exposure to market risk associated with derivative commodity positions. This analysis may differ from actual results. The fair value of each derivative commodity position was based on quoted futures prices. As of March 31, 2002, a 10% change in quoted futures prices would result in a $14 million change to the fair market value of the derivative commodity position and correspondingly the same change in operating income.

PART II. - OTHER INFORMATION

ITEM 1. - Legal Proceedings

     The following is an update of developments during the quarter of material pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our or their property is subject, including environmental proceedings that involve potential monetary sanctions of $100,000 or more and to which a governmental authority is a party.

     Blue Island: Federal and State Enforcement. In September 1998, the federal government filed a complaint, United States v. Clark Refining & Marketing, Inc., alleging that the Blue Island refinery violated federal environmental laws relating to air, water and solid waste. The Illinois Attorney General intervened in the case. The State of Illinois and Cook County had also brought an action several years earlier, People ex rel. Ryan v. Clark Refining & Marketing, Inc., also alleging violations under environmental laws. In the first quarter of 2002, the Company reached an agreement to settle both cases. The consent order in the state case was formally approved and entered by the state court judge on April 8, 2002, and it is anticipated that the federal court will approve the proposed settlement in the second quarter of 2002. The consent order in the federal case requires the payment of $6.25 million as a civil penalty and requires limited ongoing monitoring at the now-idled refinery. The consent order in the state case requires an ongoing tank inspection program along with enhanced reporting obligations and requires that the parties enter a process to complete an appropriate site remediation program at the Blue Island refinery. The consent orders dispose of both the federal and state cases.

     Legal and Environmental Reserves. As a result of its normal course of business, we are a party to a number of legal and environmental proceedings. As of March 31, 2002, we had accrued a total of approximately $74 million, on an undiscounted basis, for legal and environmental-related obligations that may result from the matters noted above and other legal and environmental matters. We are of the opinion that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

ITEM 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

 Exhibit
  Number                               Description
  ------                               -----------
   3.1 Amended and Restated Certificate of Incorporation of Premcor Inc. (Incorporated by reference to Exhibit 3.1 filed with Premcor Inc.'s Registration Statement on Form S-1/A (Registration No. 333-70314)).

   3.2 Amended and Restated By-Laws of Premcor Inc. (Incorporated by reference to Exhibit 3.2 filed with Premcor Inc.'s Registration Statement on Form S-1/A (Registration No. 333-70314)).

   4.1    Common Stock Certificate of Premcor Inc. (Incorporated by reference to
          Exhibit 4.1 filed with Premcor Inc.'s Registration Statement on Form S-1/A (Registration No. 333-70314)).

   4.2 Indenture, dated as of August 10, 1998, between The Premcor Refining Group Inc. ("PRG") (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) and Bankers Trust Company, as Trustee, including the form of the 8 5/8% Senior Notes due 2008 (Incorporated by reference to Exhibit 4.1 filed with PRG's Registration Statement on Form S-4 (Registration No. 333-64387)).

   4.3 Indenture, dated as of February 15, 1995, between PRG (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) and NationsBank of Virginia, N.A., as Trustee, including the form of 9 1/2% Senior Notes due 2004 (Incorporated by reference to Exhibit 4.1 filed with PRG's Registration Statement on Form S-1 (File No. 33-50748)).

   4.4 Supplemental Indenture dated February 17, 1995 between PRG (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) and NationsBank of Virginia, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 33-59144)).

   4.5 Indenture dated as of November 21, 1997, between PRG (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) and Bankers Trust Company, as Trustee, including the form of 8 3/8% Senior Notes due 2007 (Incorporated by reference to Exhibit 4.5 filed with PRG's Registration Statement on Form S-4 (Registration No. 333-42431)).

   4.6 Indenture dated as of November 21, 1997, between PRG (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) and Marine Midland Bank, including the form of 8 7/8% Senior Subordinated Notes due 2007 (Incorporated by reference to Exhibit 4.6 filed with PRG's Registration Statement on Form S-4 (Registration No. 333-42431)).

   4.7 Supplemental Indenture dated November 21, 1997, between PRG (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) and Marine Midland Bank, (Incorporated by reference to Exhibit 4.61 filed with PRG's Registration Statement on Form S-4 (Registration No. 333-42431)).

   4.8 Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of the 11 1/2% Senior Cumulative Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions thereof (Incorporated by reference to Exhibit 4.1 filed with Premcor USA Inc.'s (f/k/a Clark USA, Inc.) Registration Statement on Form S-4 (Registration No. 333-42457)).

 Exhibit
  Number                              Description
  ------                              -----------
    4.9 Certificate of Amendment, dated July 31, 1998, to Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of the 11 1/2% Senior Cumulative Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions thereof (Incorporated by reference to Exhibit 3.8 filed with Premcor USA Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-13514)).

   4.10 Indenture, dated as of October 1, 1997, between Premcor USA Inc. (f/k/a Clark USA, Inc.) and Bankers Trust Company, as Trustee, including form of 11 1/2% Subordinated Exchange Debentures due 2009 (Incorporated by reference to Exhibit 4.2 filed with Premcor USA Inc.'s (f/k/a Clark USA, Inc.) Registration Statement on Form S-4 (Registration No. 333-42457)).

   4.11 Supplemental Indenture, dated as of August 10, 1998, to Indenture, dated as of October 1, 1997, between Premcor USA Inc. (f/k/a Clark USA, Inc.) and Bankers Trust Company, as Trustee (Incorporated by reference to Exhibit 4.4 filed with Premcor USA Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-13514)).

   4.12 Indenture, dated as of December 1, 1995, between Premcor USA Inc. (f/k/a Clark USA, Inc.) and The Chase Manhattan Bank, N.A., as Trustee, including the form of 10 7/8%, Senior Notes due December 1, 2005 (Incorporated by reference to Exhibit 4.1 filed with Premcor USA Inc.'s (f/k/a Clark USA, Inc.) Form 8-K dated December 1, 1995 (File No. 33-59144)).

   4.13 Supplemental Indenture, dated as of August 10, 1998, to Indenture, dated as of December 1, 1995, between Premcor USA Inc. (f/k/a Clark USA, Inc.) and The Chase Manhattan Bank, N.A., as Trustee. (Incorporated by reference to Exhibit 4.6 filed with Premcor USA Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file No. 1-13514)).

   4.14 Indenture, dated as of August 19, 1999, among Sabine River Holding Corp. ("Sabine River Holding"), Neches River Holding Corp. ("Neches River"), Port Arthur Finance Corp. ("PAFC"), Port Arthur Coker Company L.P. ("PACC"), HSBC Bank USA, the Capital Markets Trustee, and Bankers Trust Company, as Collateral Trustee (Incorporated by reference to Exhibit 4.01 filed with PAFC's Registration Statement on Form S-4 (Registration No. 333-92871)).

   4.15 Form of 12 1/2% Senior Secured Notes due 2009 (Incorporated by reference to Exhibit 4.02 filed with PAFC's Registration Statement on Form S-4 (Registration No. 333-92871)).

   4.16 Common Security Agreement, dated as of August 19, 1999, among PAFC, PACC, Sabine River Holding, Neches River, Bankers Trust Company, as Collateral Trustee and Depositary Bank, Deutsche Bank AG, New York Branch ("Deutsche Bank"), as Administrative Agent, Winterthur International Insurance Company Limited, an English company ("Winterthur"), as Oil Payment Insurers Administrative Agent and HSBC Bank USA, as Capital Markets Trustee (Incorporated by reference to
          Exhibit 4.04 filed with PAFC's Registration Statement on Form S-4 (Registration No. 333-92871)).

   4.17 Transfer Restrictions Agreement, dated as of August 19, 1999, among PAFC, PACC, Premcor Inc. (f/k/a Clark Refining Holdings Inc.), Sabine River Holding, Neches River, Blackstone Capital Partners III Merchant Banking Fund L.P. ("BCP III"), Blackstone Offshore Capital Partners III L.P. ("BOCP III"), Blackstone Family Investment Partnership III ("BFIP III"), Winterthur, as the Oil Payment Insurers Administrative Agent, Bankers Trust Company, as Collateral Trustee, Deutsche Bank, as Administrative Agent and HSBC Bank USA, as Capital Markets Trustee (Incorporated by reference to Exhibit 4.05 filed with PAFC's Registration Statement on Form S-4 (Registration No. 333-92871)).

 Exhibit
  Number                                   Description
  ------                                   -----------
   4.18 Stockholders' Agreement, dated as of August 4, 1999, among Sabine River Holding, Premcor Inc. (f/k/a Clark Refining Holdings Inc.) and Occidental Petroleum Corporation (Incorporated by reference to Exhibit
          4.18 filed with Premcor Inc.'s Registration Statement on Form S-1 (Registration No. 333-70314)).

   4.19 Second Amended and Restated Stockholders' Agreement, dated as of November 3, 1997, between Premcor USA Inc. (f/k/a Clark USA, Inc.) and Occidental C.O.B. Partners (Incorporated by reference to Exhibit 4.19 filed with Premcor Inc.'s Registration Statement on Form S-1 (Registration No. 333-70314)).

   4.20 Stockholder Agreement, dated as of March 9, 1999, among Premcor Inc. (f/k/a Clark Refining Holdings Inc.), BCP III and Marshall A. Cohen (Incorporated by reference to Exhibit 4.20 filed with Premcor Inc.'s Registration Statement on Form S-1 (Registration No. 333-70314)).

   4.21 Registration Rights Agreement, dated as of April 16, 2002, between BCP III, BOCP III, BFIP III and Premcor Inc. (Incorporated by reference to
          Exhibit 4.21 filed with Premcor Inc.'s Registration Statement on Form S-1/A (Registration No. 333-70314)).

   10.1 Employment Agreement, dated as of January 30, 2002, of Thomas D. O'Malley (Incorporated by reference to Exhibit 10.13 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

   10.2 First Amendment to Employment Agreement, dated March 18, 2002, of Thomas D. O'Malley (Incorporated by reference to Exhibit 10.14 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

   10.3 Employment Agreement, dated as of February 1, 2002, of William E. Hantke (Incorporated by reference to Exhibit 10.16 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

   10.4 First Amendment to Employment Agreement, dated as of March 18, 2002, of William E. Hantke (Incorporated by reference to Exhibit 10.17 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

   10.5 Employment Agreement, dated as of March 1, 2002, of Joseph D. Watson (Incorporated by reference to Exhibit 10.18 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

   10.6   Premcor Inc. 2002 Equity Incentive Plan (Incorporated by reference to
          Exhibit 10.19 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

   10.7 Premcor Inc. 2002 Special Stock Incentive Plan (Incorporated by reference to Exhibit 10.20 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

   10.8 Letter Agreement, dated as of February 1, 2002, between Premcor Inc. and Wilkes McClave III (Incorporated by reference to Exhibit 10.21 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

   10.9 Letter Agreement, dated as of February 1, 2002, between Premcor Inc. and Jefferson F. Allen (Incorporated by reference to Exhibit 10.22 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

 Exhibit
  Number                              Description
  ------                              -----------
  10.10 Termination Agreement, dated as of January 31, 2002, between Premcor Inc. and William C. Rusnack (Incorporated by reference to Exhibit
          10.39 filed with Premcor Inc.'s Registration Statement on Form S-1/A (Registration No. 333-70314)).

  10.11 Termination Agreement, dated as of January 31, 2002, between Premcor Inc. and Ezra C. Hunt (Incorporated by reference to Exhibit 10.40 filed with Premcor Inc.'s Registration Statement on Form S-1/A (Registration No. 333-70314)).

  10.12 Employment Agreement, dated as of April 26, 2002, between Premcor Inc. and Henry M. Kuchta (Incorporated by reference to Exhibit 10.41 filed with Premcor Inc.'s Registration Statement on Form S-1/A (Registration No. 333-70314)).

  15.01 Awareness letter dated May 28, 2002, from Deloitte & Touche LLP concerning the unaudited interim financial information for March 31, 2002 and 2001 (filed herewith).

  18.01 Preferability letter, dated May 8, 2002, from Deloitte & Touche LLP concerning the Port Arthur Coker Company's change in method of accounting for crude oil and blendstock inventories from first-in first-out ("FIFO") to last-in first-out ("LIFO") (Incorporated by reference to Exhibit 18.01 filed with Sabine River Holding's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 333-92871)).

(b) Reports on Form 8-K

     We have not filed any reports on Form 8-K during the period covered by this report and up to and including the date of filing of this report.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          PREMCOR INC.
                                                          (Registrant)


                                               /s/  Dennis R. Eichholz
                                               ---------------------------------
                                               Dennis R. Eichholz
                                               Controller (principal
                                                  accounting officer and
                                                  duly authorized officer)

May 28, 2002