Form 10-Q
period 2002-06-30
PREMCOR INC; PREMCOR USA INC; PREMCOR REFINING GROUP INC
filed 2002-08-14
CIK 1159119, 898444, 20762

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             ---
              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             ---
                 SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

                                       OR

             ---
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             ---
                 SECURITIES EXCHANGE ACT OF 1934

 Commission      Exact Name of Registrant as Specified in           State of          I.R.S. Employer
 File Number     its Charter, Principal Office Address and        Incorporation      Identification No.
                            Telephone Number
------------  ----------------------------------------------   ------------------  ---------------------
   1-16827           Premcor Inc.                                   Delaware            43-1851087
                     1700 East Putnam Avenue   Suite 500
                     Old Greenwich, Connecticut 06870
                     (203) 698-7500

   1-13514           Premcor USA Inc.                               Delaware            43-1495734
                     1700 East Putnam Avenue   Suite 500
                     Old Greenwich, Connecticut 06870
                     (203) 698-7500

   1-11392           The Premcor Refining Group Inc.                Delaware            43-1491230
                     1700 East Putnam Avenue   Suite 500
                     Old Greenwich, Connecticut 06870
                     (203) 698-7500

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Premcor Inc.                                   Yes (X)    No ( )
              Premcor USA Inc.                               Yes (X)    No ( )
              The Premcor Refining Group Inc.                Yes (X)    No ( )

Number of shares of the registrant's common stock (only one class for each registrant) outstanding as of August 6, 2002:

              Premcor Inc.                         57,468,935 shares
              Premcor USA Inc.                     100 shares (100% owned by
                                                   Premcor Inc.)
              The Premcor Refining Group Inc.      100 shares (100% owned by
                                                   Premcor USA Inc.)

--------------------------------------------------------------------------------

                                    Form 10-Q
                                  June 30, 2002
                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Premcor Inc.:
          Independent Accountants' Report....................................................................  2
          Consolidated Balance Sheets as of December 31, 2001 and June 30, 2002..............................  3
          Consolidated Statements of Operations for the Three Months and
              Six Months Ended June 30, 2001 and 2002........................................................  4
          Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2002..............  5
        Premcor USA Inc.:
          Independent Accountants' Report ...................................................................  6
          Consolidated Balance Sheets as of December 31, 2001 and June 30, 2002..............................  7
          Consolidated Statements of Operations for the Three Months and
              Six Months Ended June 30, 2001 and 2002........................................................  8
          Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2002..............  9
        The Premcor Refining Group Inc.:
          Independent Accountants' Report ................................................................... 10
          Consolidated Balance Sheets as of December 31, 2001 and June 30, 2002 ............................. 11
          Consolidated Statements of Operations for the Three Months and
              Six Months Ended June 30, 2001 and 2002........................................................ 12
          Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2002.............. 13
        Notes to Consolidated Financial Statements (Premcor Inc., Premcor USA Inc., and
              The Premcor Refining Group Inc. Combined)...................................................... 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations................ 35

Item 3. Quantitative and Qualitative Disclosures about Market Risk........................................... 54

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................................................... 56

Item 2. Changes in Securities and Use of Proceeds ........................................................... 56

Item 6. Exhibits and Reports on Form 8-K..................................................................... 57

        Signature

FORM 10-Q - PART I.  FINANCIAL INFORMATION

     This Quarterly Report on Form 10-Q represents a combined report for three registrants, Premcor Inc., Premcor USA Inc., or Premcor USA, and The Premcor Refining Group Inc., or PRG. PRG is a wholly owned subsidiary of Premcor USA and is the principal operating company. PRG, together with its wholly owned subsidiary, Sabine River Holding Corp., or Sabine, own and operate three refineries. Premcor USA is a wholly owned subsidiary of Premcor Inc.

     The results of operations for Premcor Inc. and Premcor USA principally reflect the results of operations of PRG. The consolidated financial statements of PRG and Premcor USA differ primarily for the effects of some minor pipeline operations of Premcor USA, that mainly serve PRG, and long-term debt of stand-alone Premcor USA. The consolidated financial statements of Premcor USA and Premcor Inc. differ primarily for the effects of Premcor Inc.'s stand-alone general and administrative costs and interest income.

     Included in this Quarterly Report on Form 10-Q are balance sheets, statements of operations, and statements of cash flows for the applicable periods for Premcor Inc., Premcor USA, and PRG. The information reflected in the combined, consolidated footnotes is equally applicable to all three companies except where indicated otherwise. The Management Discussion and Analysis of Financial Condition and Results of Operations is presented at the Premcor Inc. level and is also equally applicable to all three companies except where otherwise noted.

ITEM 1. FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of Premcor Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Premcor Inc. (the "Company") as of June 30, 2002, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2002, and the related condensed consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the condensed consolidated financial statements, the Company changed its method of accounting for stock based compensation issued to employees.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2002 (March 29, 2002 as to Note 15 and April 15, 2002 as to Notes 10 & 19), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

St. Louis, Missouri
August 5, 2002

                          PREMCOR INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in millions, except share data)

                                                                                   December 31,          June 30,
                                                                                       2001                2002
                                                                                  -------------        -------------
                                      ASSETS                                                            (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.....................................................   $     510.1          $     180.5
  Short-term investments........................................................           1.7                  1.7
  Cash and cash equivalents restricted for debt service.........................          30.8                 65.4
  Accounts receivable, net of allowance of $1.3 and $1.3........................         148.3                280.4
  Inventories...................................................................         318.3                329.8
  Prepaid expenses and other....................................................          52.3                 36.8
  Net assets held for sale......................................................            --                 61.2
                                                                                   -----------          -----------
     Total current assets.......................................................       1,061.5                955.8

PROPERTY, PLANT AND EQUIPMENT, NET..............................................       1,299.6              1,194.7
DEFERRED INCOME TAXES...........................................................            --                 68.6
OTHER ASSETS....................................................................         148.7                146.1
                                                                                   -----------          -----------
                                                                                   $   2,509.8          $   2,365.2
                                                                                   ===========          ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..............................................................   $     366.4          $     481.2
  Accrued expenses .............................................................          95.4                 97.5
  Accrued taxes other than income...............................................          35.7                 31.7
  Current portion of long-term debt.............................................          81.4                  9.9
                                                                                   -----------          -----------
     Total current liabilities..................................................         578.9                620.3

LONG-TERM DEBT..................................................................       1,391.4                923.5
DEFERRED INCOME TAXES...........................................................          16.7                   --
OTHER LONG-TERM LIABILITIES.....................................................         109.1                142.5
COMMITMENTS AND CONTINGENCIES...................................................            --                   --

MINORITY INTEREST...............................................................          24.2                   --

EXCHANGEABLE PREFERRED STOCK
  ($0.01 par value per share; 250,000 shares authorized;
  92,284 shares issued and outstanding in 2001).................................          94.8                   --

COMMON STOCKHOLDERS' EQUITY:
  Common, $0.01 par value per share, 53,000,000 authorized, 25,720,589 issued and outstanding in 2001 and 150,000,000 authorized, 57,461,435 issued and outstanding in 2002; Class F Common, $0.01 par value, 7,000,000 authorized,
    6,101,010 issued and outstanding in 2001....................................           0.3                  0.6
Paid-in capital.................................................................         323.7                847.4
Retained deficit................................................................         (29.3)              (169.1)
                                                                                   -----------          -----------
     Total common stockholders' equity..........................................         294.7                678.9
                                                                                   -----------          -----------
                                                                                   $   2,509.8          $   2,365.2
                                                                                   ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                          PREMCOR INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited; amounts in millions, except per share data)

                                                                            For the Three Months           For the Six Months
                                                                               Ended June 30,                Ended June 30,
                                                                         --------------------------    --------------------------
                                                                             2001           2002           2001           2002
                                                                         -----------    -----------    -----------    -----------
NET SALES AND OPERATING REVENUES .....................................   $   1,818.3    $   1,679.0    $   3,504.7    $   2,907.3

EXPENSES:
   Cost of sales .....................................................       1,337.3        1,523.4        2,742.9        2,585.0
   Operating expenses ................................................         118.1          114.1          250.9          228.6
   General and administrative expenses ...............................          16.6           14.4           29.2           28.9
   Stock option compensation expense .................................            --            3.8             --            5.7
   Depreciation ......................................................          12.9           11.8           25.9           24.2
   Amortization ......................................................          10.0           10.1           18.6           19.9
   Refinery restructuring and other charges ..........................            --           16.6          150.0          158.6
                                                                         -----------    -----------    -----------    -----------
                                                                             1,494.9        1,694.2        3,217.5        3,050.9

OPERATING INCOME (LOSS) ...............................................        323.4          (15.2)         287.2         (143.6)

   Interest and finance expense .......................................        (40.4)         (32.9)         (82.3)         (67.4)
   Loss on extinguishment of long-term debt ...........................           --          (19.3)            --          (19.3)
   Interest income ....................................................          5.1            2.9            9.8            6.4
                                                                         -----------    -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
   MINORITY INTEREST ..................................................        288.1          (64.5)         214.7         (223.9)

   Income tax (provision) benefit .....................................       (103.3)          23.5          (47.3)          84.9
   Minority interest ..................................................         (7.6)           0.9          (10.9)           1.7
                                                                         -----------    -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS ..............................        177.2          (40.1)         156.5         (137.3)

   Loss from discontinued operations, net of tax benefit of $5.5 ......           --             --           (8.5)            --
                                                                         -----------    -----------    -----------    -----------

NET INCOME (LOSS) .....................................................        177.2          (40.1)         148.0         (137.3)

   Preferred stock dividends ..........................................         (2.7)            --           (5.2)          (2.5)
                                                                         -----------    -----------    -----------    -----------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS ....................  $     174.5    $     (40.1)   $     142.8    $    (139.8)
                                                                         ===========    ===========    ===========    ===========

Basic net income (loss) per common share:
  Income (loss) from continuing operations ............................  $      5.49    $     (0.82)   $      4.76    $     (3.47)
  Discontinued operations .............................................           --             --          (0.27)            --
                                                                         -----------    -----------    -----------    -----------
  Net income (loss) ...................................................  $      5.49    $     (0.82)   $      4.49    $     (3.47)
                                                                         ===========    ===========    ===========    ===========

Weighted average common shares outstanding ............................         31.8           48.7           31.8           40.3

Diluted net income (loss) per common share:
  Income (loss) from continuing operations ............................  $      5.06    $     (0.82)   $      4.39    $     (3.47)
  Discontinued operations .............................................           --             --          (0.25)            --
                                                                         -----------    -----------    -----------    -----------
  Net income (loss) ...................................................  $      5.06    $     (0.82)   $      4.14    $     (3.47)
                                                                         ===========    ===========    ===========    ===========

Weighted average common shares outstanding ............................         34.5           48.7           34.5           40.3

Pro forma for adoption of SFAS No. 123:
  Income (loss) from continuing operations ............................  $     177.0    $     (40.3)   $     156.2    $    (137.6)
  Net income (loss) available to common stockholders ..................  $     174.3    $     (40.3)   $     142.5    $    (140.1)
  Net income (loss) per common share:
     Basic ............................................................  $      5.48    $     (0.83)   $      4.48    $     (3.48)
     Diluted ..........................................................  $      5.05    $     (0.83)   $      4.13    $     (3.48)

   The accompanying notes are an integral part of these financial statements.

                          PREMCOR INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, dollars in millions)

                                                                                                      For the Six Months
                                                                                                        Ended June 30,
                                                                                            -------------------------------------
                                                                                                   2001               2002
                                                                                            -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................................................      $    148.0         $   (137.3)
  Discontinued operations.................................................................             8.5                 --

  Adjustments
     Depreciation.........................................................................            25.9               24.2
     Amortization.........................................................................            24.2               24.9
     Deferred income taxes................................................................            43.5              (85.3)
     Refinery restructuring and other charges.............................................           118.1              103.6
     Write-off of deferred financing costs ...............................................              --                9.5
     Minority interest....................................................................            10.9               (1.7)
     Other, net...........................................................................            (0.7)              17.5

  Cash provided by (reinvested in) working capital -
     Accounts receivable, prepaid expenses and other......................................            52.5             (116.6)
     Inventories..........................................................................            31.1              (11.5)
     Accounts payable, accrued expenses, and taxes other than income .....................           (75.1)             113.0
     Cash and cash equivalents restricted for debt service................................              --                8.3
                                                                                                ----------         ----------
       Net cash provided by (used in) operating activities of continuing operations.......           386.9              (51.4)
       Net cash used in operating activities of discontinued operations...................            (2.5)              (3.4)
                                                                                                ----------         ----------
       Net cash provided by (used in) operating activities................................           384.4              (54.8)
                                                                                                ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment..........................................           (40.2)             (38.5)
  Expenditures for turnaround.............................................................           (38.3)             (31.7)
  Cash and cash equivalents restricted for investment in capital additions................              --                4.3
  Other...................................................................................             0.5                0.2
                                                                                                ----------         ----------
       Net cash used in investing activities..............................................           (78.0)             (65.7)
                                                                                                ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments.................................................................            (0.7)            (637.1)
  Proceeds from the issuance of common stock, net.........................................              --              482.0
  Cash and cash equivalents restricted for debt repayment.................................              --              (42.9)
  Deferred financing costs................................................................            (1.8)             (11.1)
                                                                                                ----------         ----------
       Net cash used in financing activities..............................................            (2.5)            (209.1)
                                                                                                ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................           303.9             (329.6)
CASH AND CASH EQUIVALENTS, beginning of period............................................           290.1              510.1
                                                                                                ----------         ----------
CASH AND CASH EQUIVALENTS, end of period..................................................      $    594.0         $    180.5
                                                                                                ==========         ==========

   The accompanying notes are an integral part of these financial statements.

ITEM 1. FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of Premcor USA Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Premcor USA Inc. (the "Company") as of June 30, 2002, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2002, and the related condensed consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the condensed consolidated financial statements, the Company changed its method of accounting for stock based compensation issued to employees. Additionally, the condensed consolidated financial statements have been restated to give retroactive effect to the contribution of Sabine River Holding Corp. common stock owned by Premcor Inc. to The Premcor Refining Group Inc. (the "Sabine Restructuring"), which has been accounted for in a manner similar to a pooling of interests as described in Notes 1 and 3 to the condensed consolidated financial statements.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein). In our reports dated February 11, 2002 (March 5, 2002 as to
Note 15 & 19), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived after giving effect to the restatement for the Sabine Restructuring described in Notes 1 and 3 to the condensed consolidated financial statements.


Deloitte & Touche LLP



St. Louis, Missouri
August 5, 2002

                        PREMCOR USA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in millions, except share data)

                                                                                      December 31,        June 30,
                                                                                          2001              2002
                                                                                   -----------------  -----------------
                                      ASSETS                                         (as restated,       (unaudited)
                                                                                      see Note 1)
CURRENT ASSETS:
  Cash and cash equivalents......................................................     $     508.0        $     135.6
  Short-term investments.........................................................             1.7                1.7
  Cash and cash equivalents restricted for debt service..........................            30.8               65.4
  Accounts receivable, net of allowance of $1.3 and $1.3.........................           148.3              280.3
  Receivable from affiliates.....................................................            40.7               64.4
  Inventories....................................................................           318.3              329.8
  Prepaid expenses and other.....................................................            42.7               36.8
  Net assets held for sale.......................................................              --               61.2
                                                                                      -----------        -----------
     Total current assets........................................................         1,090.5              975.2

PROPERTY, PLANT AND EQUIPMENT, NET...............................................         1,299.6            1,186.7
DEFERRED INCOME TAXES............................................................              --               68.7
OTHER ASSETS.....................................................................           144.5              141.8
                                                                                      -----------        -----------
                                                                                      $   2,534.6        $   2,372.4
                                                                                      ===========        ===========
                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable...............................................................     $     366.4        $     481.0
  Payable to affiliates..........................................................            28.4               61.2
  Accrued expenses ..............................................................            99.4               98.6
  Accrued taxes other than income...............................................             35.7               31.7
  Current portion of long-term debt..............................................            81.4                9.9
                                                                                      -----------        -----------
     Total current liabilities...................................................           611.3              682.4

LONG-TERM DEBT...................................................................         1,391.4              923.5
DEFERRED INCOME TAXES............................................................            16.7                 --
OTHER LONG-TERM LIABILITIES......................................................           109.1              142.5
COMMITMENTS AND CONTINGENCIES....................................................              --                 --

MINORITY INTEREST................................................................            24.2                 --

EXCHANGEABLE PREFERRED STOCK
  ($0.01 par value per share; 250,000 shares authorized;
  92,284 shares issued and outstanding in 2001)..................................            94.8                 --

COMMON STOCKHOLDER'S EQUITY:
  Common, $0.01 par value per share, 100 authorized, issued and outstanding......             0.1                0.1
  Paid-in capital................................................................           315.9              792.8
  Retained deficit...............................................................           (28.9)            (168.9)
                                                                                      -----------        -----------
     Total common stockholder's equity...........................................           287.1              624.0
                                                                                      -----------        -----------
                                                                                      $   2,534.6        $   2,372.4
                                                                                      ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                        PREMCOR USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited; amounts in millions)

                                                                       For the Three Months              For the Six Months
                                                                          Ended June 30,                    Ended June 30,
                                                                 --------------------------------   ------------------------------
                                                                      2001              2002            2001             2002
                                                                 --------------    --------------  --------------   --------------
                                                                       (as                              (as
                                                                    restated,                        restated,
                                                                   see Note 1)                      see Note 1)
NET SALES AND OPERATING REVENUES...............................   $   1,818.3       $   1,679.0     $   3,504.7      $   2,907.3

EXPENSES:
  Cost of sales................................................       1,337.3           1,523.4         2,742.9          2,585.0
  Operating expenses...........................................         118.1             114.1           250.9            228.6
  General and administrative expenses..........................          16.5              14.4            29.1             28.8
  Stock option compensation expense............................            --               3.8              --              5.7
  Depreciation.................................................          12.9              11.8            25.9             24.2
  Amortization.................................................          10.0              10.1            18.6             19.9
  Refinery restructuring and other charges.....................            --              16.6           150.0            158.6
                                                                  -----------       -----------     -----------      -----------
                                                                      1,494.8           1,694.2         3,217.4          3,050.8

OPERATING INCOME (LOSS)........................................         323.5             (15.2)          287.3           (143.5)

  Interest and finance expense.................................         (40.5)            (32.9)          (82.3)           (67.4)
  Loss on extinguishment of long-term debt.....................            --             (19.3)             --            (19.3)
  Interest income..............................................           5.2               2.2             9.8              5.9
                                                                  -----------       -----------     -----------      -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  AND MINORITY INTEREST........................................         288.2             (65.2)          214.8           (224.3)

  Income tax (provision) benefit...............................        (102.7)             23.8           (46.8)            85.1
  Minority interest............................................          (7.6)              0.9           (10.9)             1.7
                                                                  -----------       -----------     -----------      -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS ......................         177.9             (40.5)          157.1           (137.5)

  Loss from discontinued operations, net of tax benefit of
    $5.5.......................................................            --                --            (8.5)              --
                                                                  -----------       -----------     -----------      -----------

NET INCOME (LOSS) .............................................         177.9             (40.5)          148.6           (137.5)

  Preferred stock dividends....................................          (2.7)               --            (5.2)            (2.5)
                                                                  -----------       -----------     -----------      -----------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDER..............   $     175.2       $     (40.5)    $     143.4      $    (140.0)
                                                                  ===========       ===========     ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        PREMCOR USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, dollars in millions)

                                                                                                   For the Six Months
                                                                                                     Ended June 30,
                                                                                          ------------------------------------
                                                                                               2001                  2002
                                                                                          ----------------     ---------------
                                                                                           (as restated,
                                                                                            see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................................................      $    148.6           $  (137.5)
  Discontinued operations.............................................................             8.5                  --

  Adjustments
     Depreciation.....................................................................            25.9                24.2
     Amortization....................................................................             24.2                24.9
     Deferred income taxes............................................................            43.4               (85.4)
     Refinery restructuring and other charges.........................................           118.1               103.6
     Write-off of deferred financing costs............................................              --                 9.5
     Minority interest................................................................            10.9                (1.7)
     Other, net.......................................................................            (0.7)               17.6

  Cash provided by (reinvested in) working capital -
     Accounts receivable, prepaid expenses and other..................................            52.6              (126.1)
     Inventories......................................................................            31.2               (11.5)
     Accounts payable, accrued expenses, and taxes other than income .................           (77.4)              109.9
     Affiliate receivables/payables...................................................             1.6                 9.1
     Cash and cash equivalents restricted for debt service............................              --                 8.3
                                                                                            ----------           ---------
       Net cash provided by (used in) operating activities of continuing operations...           386.9               (55.1)
       Net cash used in operating activities of discontinued operations...............            (2.5)               (3.4)
                                                                                            ----------           ---------
       Net cash provided by (used in) operating activities............................           384.4               (58.5)
                                                                                            ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment......................................           (40.2)              (38.5)
  Expenditures for turnaround.........................................................           (38.3)              (31.7)
  Cash and cash equivalents restricted for investment in capital additions............              --                 4.3
  Proceeds from disposal of assets....................................................             0.5                 0.2
                                                                                            ----------           ---------
       Net cash used in investing activities..........................................           (78.0)              (65.7)
                                                                                            ----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments.............................................................            (0.7)             (637.1)
  Capital contributions, net..........................................................              --               442.9
  Cash and cash equivalents restricted for debt service...............................              --               (42.9)
  Deferred financing costs............................................................            (1.8)              (11.1)
                                                                                            ----------           ---------
       Net cash used in financing activities..........................................            (2.5)             (248.2)
                                                                                            -----------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................           303.9              (372.4)
CASH AND CASH EQUIVALENTS, beginning of period........................................           290.1               508.0
                                                                                            ----------           ---------
CASH AND CASH EQUIVALENTS, end of period..............................................      $    594.0           $   135.6
                                                                                            ==========           =========

   The accompanying notes are an integral part of these financial statements.

ITEM 1. FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of The Premcor Refining Group Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of The Premcor Refining Group Inc. (the "Company") as of June 30, 2002, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2002, and the related condensed consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the condensed consolidated financial statements, the Company changed its method of accounting for stock based compensation issued to employees. Additionally, the condensed consolidated financial statements have been restated to give retroactive effect to the contribution of Sabine River Holding Corp. common stock owned by Premcor Inc. to The Premcor Refining Group Inc. (the "Sabine Restructuring"), which has been accounted for in a manner similar to a pooling of interests as described in Notes 1 and 3 to the condensed consolidated financial statements.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein). In our reports dated February 11, 2002 (March 5, 2002 as to
Note 18), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived after giving effect to the restatement for the Sabine Restructuring described in Notes 1 and 3 to the condensed consolidated financial statements.

Deloitte & Touche LLP

St. Louis, Missouri
August 5, 2002

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in millions, except share data)

                                                                                      December 31,          June 30,
                                                                                          2001                2002
                                                                                     ----------------   -----------------
                                      ASSETS                                          (as restated,       (unaudited)
                                                                                       see Note 1)
CURRENT ASSETS:
  Cash and cash equivalents........................................................   $     482.5        $     118.5
  Short-term investments...........................................................           1.7                1.7
  Cash and cash equivalents restricted for debt service............................          30.8               65.4
  Accounts receivable, net of allowance of $1.3 and $1.3...........................         148.3              280.3
  Receivable from affiliates.......................................................          31.3               50.4
  Inventories......................................................................         318.3              329.8
  Prepaid expenses and other.......................................................          42.7               36.6
  Net assets held for sale.........................................................            --               61.2
                                                                                      -----------        -----------
     Total current assets..........................................................       1,055.6              943.9

PROPERTY, PLANT AND EQUIPMENT, NET.................................................       1,298.7            1,185.8
DEFERRED INCOME TAXES..............................................................            --               33.9
OTHER ASSETS.......................................................................         142.8              141.9
                                                                                      -----------        -----------
                                                                                      $   2,497.1        $   2,305.5
                                                                                      ===========        ===========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable.................................................................   $     366.4        $     481.0
  Payable to affiliates............................................................          49.8               83.7
  Accrued expenses.................................................................          93.1               92.0
  Accrued taxes other than income..................................................          35.7               31.7
  Current portion of long-term debt................................................          81.4                9.9
                                                                                      -----------        -----------
     Total current liabilities.....................................................         626.4              698.3

LONG-TERM DEBT.....................................................................       1,247.0              880.0
DEFERRED INCOME TAXES..............................................................          46.6                 --
OTHER LONG-TERM LIABILITIES........................................................         109.1              142.5
COMMITMENTS AND CONTINGENCIES......................................................            --                 --

MINORITY INTEREST..................................................................          24.2                 --

COMMON STOCKHOLDER'S EQUITY:
  Common, $0.01 par value per share, 1000 authorized, 100 issued and
    outstanding....................................................................           0.1                0.1
  Paid-in capital..................................................................         242.9              511.5
  Retained earnings................................................................         200.8               73.1
                                                                                      -----------        -----------
     Total common stockholder's equity.............................................         443.8              584.7
                                                                                      -----------        -----------
                                                                                      $   2,497.1        $   2,305.5
                                                                                      ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited; amounts in millions)

                                                                   For the Three Months               For the Six Months
                                                                     Ended June 30,                     Ended June 30,
                                                              ---------------------------        -------------------------
                                                                   2001            2002              2001           2002
                                                                   ----            ----              ----           ----
                                                              (as restated,                          (as
                                                               see Note 1)                        restated,
                                                                                                 see Note 1)
NET SALES AND OPERATING REVENUES..........................    $   1,818.3     $   1,679.0        $   3,504.7    $  2,907.3

EXPENSES:
  Cost of sales...........................................        1,337.8         1,526.3            2,743.8       2,588.3
  Operating expenses .....................................          117.8           113.9              250.5         228.3
  General and administrative expenses.....................           16.5            14.4               29.1          28.8
  Stock option compensation expense.......................           --               3.8               --             5.7
  Depreciation............................................           12.9            11.8               25.9          24.2
  Amortization............................................           10.0            10.1               18.6          19.9
  Refinery restructuring and other charges................            --             16.6              150.0         158.6
                                                              -----------     -----------        -----------    ----------
                                                                  1,495.0         1,696.9            3,217.9       3,053.8

OPERATING INCOME (LOSS)...................................          323.3           (17.9)             286.8        (146.5)

  Interest and finance expense............................          (35.6)          (27.5)             (72.5)        (58.0)
  Loss on extinguishment of long-term debt................           --              (9.3)              --            (9.3)
  Interest income.........................................            4.8             2.2                8.8           4.4
                                                              -----------     -----------        -----------    ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  AND MINORITY INTEREST...................................          292.5           (52.5)             223.1        (209.4)


  Income tax (provision) benefit..........................         (104.2)           19.4              (67.3)         80.0
  Minority interest.......................................           (7.6)            0.9              (10.9)          1.7
                                                              ------------    -----------        -----------    ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS..................          180.7           (32.2)             144.9        (127.7)

  Loss from discontinued operations, net of tax benefit of
     $5.5.................................................             --              --               (8.5)           --
                                                              -----------     -----------        -----------    ----------

NET INCOME (LOSS).........................................    $     180.7     $     (32.2)       $     136.4    $   (127.7)
                                                              ===========     ===========        ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, dollars in millions)

                                                                                              For the Six Months
                                                                                                Ended June 30,
                                                                                       --------------------------------
                                                                                           2001                2002
                                                                                       ------------        ------------
                                                                                       (as restated
                                                                                       see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................................................................  $   136.4          $  (127.7)
  Discontinued operations............................................................        8.5              --

  Adjustments
     Depreciation....................................................................       25.9               24.2
     Amortization....................................................................       23.9               24.8
     Deferred income taxes...........................................................       53.4              (80.5)
     Refinery restructuring and other charges........................................      118.1              103.6
     Write-off of deferred financing costs...........................................       --                  7.9
     Minority interest...............................................................       10.9               (1.7)
     Other, net......................................................................       (0.8)              17.2

  Cash provided by (reinvested in) working capital -
     Accounts receivable, prepaid expenses and other.................................       52.5             (125.9)
     Inventories.....................................................................       31.2              (11.5)
     Accounts payable, accrued expenses, and taxes other than income ................      (79.8)             109.6
     Affiliate receivables/payables..................................................       13.0               14.8
     Cash and cash equivalents restricted for debt service...........................       --                  8.3
                                                                                       ---------          ---------
       Net cash provided by (used in) operating activities of continuing operations..      393.2              (36.9)
       Net cash used in operating activities of discontinued operations..............       (2.5)              (3.4)
                                                                                       ---------          ---------
       Net cash provided by (used in) operating activities...........................      390.7              (40.3)
                                                                                       ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment.....................................      (40.2)             (38.5)
  Expenditures for turnaround........................................................      (38.3)             (31.7)
  Cash and cash equivalents restricted for investment in capital additions...........       --                  4.3
  Other..............................................................................        0.1                0.2
                                                                                       ---------          ---------
       Net cash used in investing activities.........................................      (78.4)             (65.7)
                                                                                       ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments............................................................       (0.7)            (438.6)
  Cash and cash equivalents restricted for debt repayment............................        --               (42.9)
  Capital contributions, net ........................................................        --               234.6
  Deferred financing costs...........................................................       (1.8)             (11.1)
                                                                                       ---------          ---------
       Net cash used in financing activities.........................................       (2.5)            (258.0)
                                                                                       ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................      309.8             (364.0)
CASH AND CASH EQUIVALENTS, beginning of period.......................................      251.2              482.5
                                                                                       ----------         ---------
CASH AND CASH EQUIVALENTS, end of period.............................................  $   561.0          $   118.5
                                                                                       ==========         =========

   The accompanying notes are an integral part of these financial statements.

FORM 10-Q - PART I
ITEM 1. FINANCIAL STATEMENTS (continued)

PREMCOR INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2002
(tabular dollar amounts in millions of U.S. dollars)

1.   Basis of Preparation and Recent Developments

     Premcor Inc. (the "Company"), a Delaware corporation, was incorporated in April 1999. Premcor Inc. owns all of the outstanding common stock of Premcor USA Inc. ("Premcor USA"), and Premcor USA owns all of the outstanding common stock of The Premcor Refining Group Inc., ("PRG"). Following the completion of the restructuring described in Note 3, referred to as the Sabine restructuring, PRG owns all of the outstanding common stock of Sabine River Holding Corp. ("Sabine"). Sabine is the 1% general partner of Port Arthur Coker Company L.P., a limited partnership ("PACC"), and the 100% owner of Neches River Holding Corp. ("Neches"), which is the 99% limited partner of PACC. PACC is the 100% owner of Port Arthur Finance Corp. ("PAFC"). The restructuring of Sabine as a wholly owned subsidiary of PRG was an exchange of ownership interest between entities under common control, and therefore was accounted for at the book value of Sabine, similar to a pooling of interests. Accordingly, Premcor USA's and PRG's historical financial statements have been restated to include the consolidated results of operations, financial position, and cash flows of Sabine, as if the combination had occurred on January 1, 2001.

     Premcor Inc.'s principal operating subsidiaries are PRG and PACC. The Company is one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the United States. The Company owns and operates three refineries with a combined crude oil throughput capacity of 490,000 barrels per day ("bpd"). The refineries are located in Port Arthur, Texas; Lima, Ohio; and Hartford, Illinois.

     On February 28, 2002, the Company announced its intention to discontinue operations of its 70,000 bpd Hartford refinery in October 2002. Subsequently, the Company changed the closing date to November 2002. The Company has concluded that there is no economically viable manner of reconfiguring the refinery to produce fuels which meet the new gasoline and diesel fuel specifications mandated by the federal government. During the period prior to closing the refinery, the focus will continue to be on employee safety and environmental performance. Additionally, the Company is pursuing all opportunities, including a sale of the refinery, to mitigate loss of jobs and refining capacity in the Midwest.

     On May 3, 2002, Premcor Inc. completed an initial public offering of 20.7 million shares of common stock. The initial public offering, plus the concurrent purchases of 850,000 shares in the aggregate by Thomas D. O'Malley, the Company's chairman of the board, chief executive officer and president, and two independent directors of the Company, netted proceeds to Premcor Inc. of approximately $482 million. The proceeds from the offering were committed to retire debt of Premcor Inc.'s subsidiaries. See Note 8 Long-term Debt for details on the use of these proceeds. Prior to the initial public offering, Premcor Inc.'s common equity was privately held and controlled by Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates ("Blackstone"). Premcor Inc.'s other principal shareholder was a subsidiary of Occidental Petroleum Corporation ("Occidental"). As a result of these sales of Premcor Inc.'s common stock and the Sabine restructuring described in Note 3, Blackstone's ownership was reduced to approximately 48% and Occidental's ownership was reduced to approximately 13%.

     This Quarterly Report on Form 10-Q represents a combined report for three registrants, Premcor Inc., Premcor USA and PRG. The accompanying unaudited consolidated financial statements of Premcor Inc., Premcor USA, and PRG and their respective subsidiaries are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for Form 10-Q. In the opinion of the management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These combined consolidated notes apply equally to Premcor Inc., Premcor USA, and PRG, unless otherwise noted. These unaudited financial statements should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2001 and 2000 included in Premcor Inc.'s Registration Statement on Form S-1/A dated April 29, 2002 and Premcor USA's and PRG's Annual Report on Form 10-K for the year ended December 31, 2001.

2.   New and Proposed Accounting Standards

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from the Extinguishment of Debt; SFAS No. 44, Accounting for Intangible Assets of Motor Carriers; and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, as it relates to sale-leaseback transactions and other transactions structured similar to a sale-leaseback as well as amends other pronouncements to make various technical corrections. The provisions of SFAS No. 145 as they relate to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provision of this statement related to the amendment to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements on or after May 15, 2002. As permitted by the pronouncement, the Company has elected early adoption of SFAS No. 145 and, accordingly, has included the loss on extinguishment of long-term debt in "Income from continuing operations" as opposed to as an extraordinary item, net of taxes, below "Income from continuing operations" in its Statement of Operations.

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of these standards did not have a material impact on the Company's financial position and results of operations; however, SFAS No. 144 was utilized in the accounting for the Company's announced intention to discontinue refining operations at the Hartford, Illinois refinery in November 2002. See Note 4, Refinery Restructuring and Other Charges for details of the Hartford refinery shutdown.

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

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position ("SOP") entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. If adopted as proposed, this SOP will require companies to expense as incurred turnaround costs, which it terms as "the non-capital portion of major maintenance costs." Adoption of the proposed SOP would require that any existing unamortized turnaround costs be expensed immediately. If this proposed change were in effect at June 30, 2002, the Company would have been required to write-off unamortized turnaround costs of approximately $104 million. Unamortized turnaround costs will change in 2002 as maintenance turnarounds are performed and past maintenance turnarounds are amortized. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, net of income tax, in the consolidated statements of operations.

3.   Sabine Restructuring

     On June 6, 2002, PRG and Sabine completed a series of transactions ("the Sabine restructuring") that resulted in Sabine and its subsidiaries becoming wholly owned subsidiaries of PRG. Sabine, through its principal operating subsidiary, PACC, owns and operates a heavy oil processing facility, which is operated in conjunction with PRG's Port Arthur, Texas refinery. Prior to the Sabine restructuring, Sabine was 90% owned by Premcor Inc. and 10% owned by Occidental Petroleum Corporation.

     The Sabine restructuring was permitted by the successful consent solicitation of the holders of PAFC's 12 1/2% Senior Notes due 2009. The Sabine restructuring was accomplished according to the following steps, among others:

.. Premcor Inc. contributed $225.6 million in proceeds from its initial public offering of common stock to Sabine. Sabine used the proceeds from the equity contribution, plus cash on hand, to prepay $221.4 million of its senior secured bank loan and to pay a dividend of $141.4 million to Premcor Inc.;

.. Commitments under Sabine's senior secured bank loan, working capital facility, and certain insurance policies were terminated and related guarantees were released;

.. PRG's existing working capital facility was amended and restated to, among other things, permit letters of credit to be issued on behalf of Sabine;

.. Occidental exchanged its 10% interest in Sabine for 1,363,636 newly issued shares of Premcor Inc. common stock;

..  Premcor Inc. contributed its 100% ownership interest in Sabine to Premcor
   USA and Premcor USA, in turn, contributed its 100% ownership interest to PRG; and

.. PRG fully and unconditionally guaranteed, on a senior unsecured basis, the payment obligations under the PAFC 12 1/2% Senior Notes due 2009. The guarantee was issued in a private placement made in reliance on an exemption from the registration requirements of the Securities Act. Due to the PRG guarantee, Sabine is no longer required to file periodic reports under the Securities Exchange Act of 1934, as amended. PRG and Sabine have agreed to file a registration statement under the Securities Act to register the notes and the PRG guarantee, not later than 120 days from June 6, 2002.

     Premcor Inc.'s acquisition of the 10% ownership in Sabine was accounted for under the purchase method. The purchase price was based on the exchange of 1,363,636 shares of Premcor Inc. common stock for the 10% interest in Sabine and was valued at $30.5 million or approximately $22 per share. The purchase price of the 10% minority interest in Sabine exceeded the book value by $8.0 million. Based on an appraisal of the Sabine assets, the excess of the purchase price over the book value of the minority interest was recorded by Premcor Inc. as an investment in property, plant and equipment and will be depreciated over the remaining lives of the assets. Because the purchase price did not exceed the fair value of the underlying assets, no goodwill was recognized.

     As discussed in Note 1, the contribution of Premcor Inc.'s 100% ownership interest in Sabine to PRG was an exchange of ownership interest between entities under common control, and therefore was accounted for at the book value of Sabine, similar to a pooling of interests. Accordingly, Premcor USA's and PRG's historical financial statements have been restated to include the consolidated results of operations, financial position, and cash flows of Sabine as if the combination had occurred on January 1, 2001.

4.   Refinery Restructuring and Other Charges

     In 2002, the Company recorded refinery restructuring and other charges of $158.6 million, $142.0 million in the first quarter and $16.6 million in the second quarter.

The year-to-date charge consisted of the following:

..    a $137.4 million charge related to the announced shutdown of refining operations at the Hartford, Illinois refinery,
..    a $22.3 million charge related to the restructuring of the Company's management team and administrative functions,
..    income of $5.0 million related to the unanticipated sale of a portion of the Blue Island refinery assets previously written off,
..    a $2.5 million charge related to the termination of certain guarantees at
     PACC as part of the Sabine restructuring, and
..    a $1.4 million loss related to idled assets held for sale.

The second quarter charge consisted of the following:

..    an additional $6.2 million charge related to the announced shutdown of refining operations at the Hartford, Illinois refinery,
..    a $6.5 million charge related to the restructuring of the Company's administrative functions,
..    a $2.5 million charge related to the termination of certain guarantees at
     PACC as part of the Sabine restructuring, and
..    a $1.4 million loss related to idled assets held for sale.

     Hartford Refinery

     In February 2002, the Company announced that it would shutdown refining operations at the Hartford, Illinois refinery in October 2002. Although the Hartford refinery has marginally contributed to the Company's earnings in the past, the Company has concluded that there is no economically viable manner of reconfiguring the refinery to produce fuels which meet new gasoline and diesel fuel standards mandated by the federal government. The Company is pursuing all options, including the sale of the refinery, to mitigate the loss of jobs and refinery capacity in the Midwest. The Company has extended the closing date of the refinery by one month to November 2002 in order to provide additional time for consideration of certain opportunities. The Company believes that it is more likely to maximize value of the refinery if the refinery is operating when a transaction is consummated.

     Since the Hartford refinery operation had been only marginally profitable over the last 10 years and since substantial investment would be required to meet new required product specifications in the future, the Company's reduced refining capacity resulting from the shutdown is not expected to have a significant negative impact on net income or cash flow from operations. The only anticipated effect on net income and cash flow in the future will result from the actual shutdown process, including recovery of realizable asset value, and subsequent environmental site remediation, which will occur over a number of years. Unless there is a need to adjust the shutdown reserve in the future as discussed below, there should be no significant effect on net income beyond 2002.

     A pretax charge of $131.2 million was recorded in the first quarter of 2002 and an additional pretax charge of $6.2 million was recorded in the second quarter of 2002. The total charge included $70.7 million of non-cash long-lived asset write-offs to reduce the refinery assets to their estimated net realizable value of $61.0 million. The net realizable value was determined by estimating the value of the assets in a sale or operating lease transaction. The Company has had preliminary discussions with third parties regarding such a transaction, but there can be no assurance that one will be completed. In the event, that a sale or lease transaction is not completed, the net realizable value may be less than $61.0 million and a further write-down may be required. The net realizable value was recorded as a current asset on the balance sheet. In the second quarter of 2002, the Company completed an evaluation of its warehouse stock, catalysts, chemicals, and additives inventories, and the Company determined that a portion of these inventories would not be recoverable upon the closure of the refinery. Accordingly, the Company wrote-down these assets by $3.2 million.

     The total charge also included a reserve for future costs of $62.5 million as itemized below. The Hartford restructuring reserve balance and net cash activity as of June 30, 2002 is as follows:

                                                                                          Reserve as of
                                              Initial Reserve      Net Cash Outlay        June 30, 2002
                                              -----------------    ----------------      -----------------
Employee severance..........................      $   16.6          $      0.1               $   16.5
Plant closure/equipment remediation.........          12.9                 4.4                    8.5
Site clean-up/environmental matters.........          33.0                  --                   33.0
                                                  ---------         -----------              --------
                                                  $   62.5          $      4.5               $   58.0
                                                  =========         ===========              ========

     The initial reserve included an additional $1.9 million charge recorded in the second quarter of 2002 that related primarily to the cancellation of various capital projects that were underway prior to the announced closure. Management adopted an exit plan that details the shutdown of the process units at the refinery and the subsequent environmental remediation of the site. The Company expects the majority of the shutdown of the process units will be completed in the fourth quarter of 2002. The Company estimates that 315 employees, both hourly (covered by collective bargaining agreements) and salaried, will be terminated due to this shutdown, 98% of which are scheduled to be terminated in November of 2002. The site clean-up and environmental reserve takes into account costs that are reasonably foreseeable at this time. As the site remediation plan is refined and work is performed, further adjustments of the reserve may be necessary, and such adjustments may be material.

     Finally, the total charge included a $1.1 million reserve, which was recorded in the second quarter of 2002, related to post-retirement expenses that were extended to certain employees who were nearing the retirement requirements. This liability was recorded in "Other Long-term Liabilities" on the balance sheet together with the Company's other post retirement liabilities.

     Company Management Restructuring

     In February 2002, the Company began the restructuring of its executive management team and subsequently its administrative functions with the hiring of Thomas D. O'Malley as chairman, chief executive officer, and president and William E. Hantke as executive vice president and chief financial officer. In the first quarter of 2002, the Company recognized severance expense of $5.0 million and non-cash compensation expense of $5.7 million resulting from modifications of stock option terms related to the resignation of the officers who previously held these positions. In addition, the Company incurred a charge of $5.0 million for the cancellation of a monitoring agreement with an affiliate of Blackstone. In the second quarter of 2002, the Company commenced a restructuring of its St. Louis-based general and administrative operations and recorded a charge of $6.5 million for severance, outplacement and other employee-related restructuring expenses.

     Blue Island Closure Reserve

     As of June 30, 2001, the Company had recorded a $150 million restructuring charge related to the January 2001 closure of the Blue Island, Illinois refinery. The Blue Island restructuring reserve balance and net cash activity as of June 30, 2002 is as follows:

                                                  Reserve as of                               Reserve as of
                                                December 31, 2001       Net Cash Outlay       June 30, 2002
                                              ---------------------   -----------------     -----------------
Employee severance..........................      $    2.1               $      1.5            $     0.6
Plant closure/equipment remediation.........          13.9                      2.5                 11.4
Site clean-up/environmental matters.........          20.5                      4.0                 16.5
                                                  --------               ----------            ---------
                                                  $   36.5               $      8.0            $    28.5
                                                  ========               ==========            =========

     The Company expects to spend approximately $16 million in 2002 related to the reserve for future costs, with the majority of the remainder to be spent over the next several years. The site clean-up and environmental reserve takes into account costs that are reasonably foreseeable at this time. As the site remediation plan is finalized and work is performed, further adjustments of the reserve may be necessary. In 2002, environmental risk insurance policies covering the Blue Island refinery site have been procured and bound. Final policies will be issued pending the insurers' concurrence that the terms of the remediation contract, as executed, are materially consistent with the proposed contract submitted as part of the application process. The Company expects to finalize and execute the remediation contract in the third quarter of 2002. This insurance program will allow the Company to quantify and, within the limits of the policy, cap its cost to remediate the site, and provide insurance coverage from future third party claims arising from past or future environmental releases. The remediation cost overrun policy has a term of ten years and, subject to certain exceptions and exclusions, provides $25 million in coverage in excess of a self-insured retention amount of $26 million. The pollution legal liability policy provides for $25 million in aggregate coverage and per incident coverage in excess of a self insured retention of $250,000 per incident. The Company believes this program also provides governmental agencies financial assurance that, once begun, remediation of the site will be completed in a timely and prudent manner.

5.   Loss on Extinguishment of Long-Term Debt

     In the second quarter of 2002, Premcor USA recorded a loss of $19.3 million related to the early redemption and repurchase of portions of its long-term debt as described in Note 8 Long-term Debt. This loss included premiums associated with the early repayment of long-term debt of $9.2 million, a write-off of unamortized deferred financing costs related to the prepaid debt of $9.5 million, and the write-off of a prepaid premium for an insurance policy guaranteeing the interest and principal payments on Sabine's long-term debt of $0.6 million. PRG recorded a loss of $9.3 million related to this early redemption of long-term debt, of which $0.9 million related to premiums, $7.8 million related to the write-off of deferred financing costs, and $0.6 million related to the write-off of debt guarantee fees at Sabine.

6.   Inventories

     The carrying value of inventories consisted of the following:

                                                           December 31,   June 30,
                                                               2001         2002
                                                           -----------   ---------
         Crude oil......................................   $      77.0   $    97.3
         Refined products and blendstocks...............         218.7       211.9
         Warehouse stock and other......................          22.6        20.6
                                                           ------------  ----------
                                                           $     318.3   $   329.8
                                                           ============  ==========

     The market value of crude oil, refined products and blendstocks inventories at June 30, 2002 was approximately $127.1 million (December 31, 2001 - $5 million) above carrying value.

     As of January 1, 2002, PACC changed its method of inventory valuation from first-in first-out ("FIFO") to last-in first-out ("LIFO") for crude oil and blendstock inventories. Management believes this change is preferable in that it achieves a more appropriate matching of revenues and expenses. The adoption of this inventory accounting method on January 1, 2002 did not have an impact on pretax earnings. The adoption of the LIFO method resulted in $0.4 million ($0.01 per basic share) and $12.5 million ($0.31 per basic share) less net income for the three-month and six-month periods ended June 30, 2002 than if the FIFO method had been used for the same period. Cost for warehouse stock continues to be determined under the FIFO method.

7.   Other Assets

     Other assets consisted of the following:

                                                                       December 31,      June 30,
                                                                           2001            2002
                                                                       ------------     ----------
         Deferred turnaround costs................................      $    97.9       $   103.9
         Deferred financing costs.................................           32.6            29.2
         Cash restricted for investment in capital additions......            9.9             5.6
         Investment in affiliates.................................            4.7             4.7
         Other....................................................            3.6             2.7
                                                                        ---------       ---------
                                                                        $   148.7       $   146.1
                                                                        =========       =========

     Amortization of deferred financing costs for the three and six-month periods ended June 30, 2002 was $2.5 million (2001 - $2.9 million) and $5.0 million (2001 - $5.9 million) and was included in "Interest and finance expense". In the first quarter of 2002, the Company incurred $1.1 million of deferred financing costs for fees to obtain a waiver related to insurance coverage required under PACC's common security agreement with certain bond holders ("CSA"). In the second quarter of 2002, the Company incurred $10.0 million of deferred financing costs related to the consent solicitation process of the Sabine restructuring and wrote-off $9.5 million related to the early repayment of long-term debt. Included in the $9.5 million write-off of deferred financing costs was $1.6 million related to Premcor USA stand alone long-term debt.

     PRG and Premcor USA "Other Assets" of $141.8 million and $141.9 million, respectively exclude $4.2 million of investments in affiliates held by Premcor Inc. stand-alone.

8.   Long-term Debt and Exchangeable Preferred Stock

     Long-term debt and exchangeable preferred stock consisted of the following:

                                                                          December 31,       June 30,
                                                                              2001             2002
                                                                          ------------     ----------
8 5/8% Senior Notes due August 15, 2008
     ("8 5/8% Senior Notes")/(1)/ ...................................     $      109.8     $    109.8
8 3/8% Senior Notes due November 15, 2007
     ("8 3/8% Senior Notes")/(1)/ ...................................             99.6           99.6
8 7/8% Senior Subordinated Notes due November 15, 2007
     ("8 7/8% Senior Subordinated Notes")/(1)/ ......................            174.2          174.3
Floating Rate Term Loan due November 15, 2003 and 2004
     ("Floating Rate Loan")/(1)/ ....................................            240.0          240.0
9 1/2% Senior Notes due September 15, 2004
     ("9 1/2% Senior Notes")/(1)/ ...................................            150.4             -
12 1/2% Senior Notes due January 15, 2009............................
     ("12 1/2% Senior Notes")/(2)/ ..................................            255.0          255.0
Bank Senior Loan Agreement/(2)/ .....................................            287.6              -
Ohio Water Development Authority Environmental Facilities Revenue
     Bonds due December 01, 2031
     ("Series 2001 Ohio Bonds")/(1)/ ................................             10.0           10.0
Obligations under capital leases/(1)/ ...............................              1.8            1.2
                                                                          ------------     ----------
                                                                               1,328.4          889.9
Less current portion of debt .......................................              81.4            9.9
                                                                          ------------     ----------
Total long-term debt at PRG                                                    1,247.0          880.0

10 7/8% Senior Notes due December 1, 2005
     ("10 7/8% Senior Notes")/(3)/ ..................................            144.4              -
11 1/2% Subordinated Debentures due October 1, 2009 ("11 1/2%
     Subordinated Debentures")/(3)/ ................................                 -           43.5
                                                                          ------------     ----------
Total long-term debt at Premcor Inc. and Premcor USA                      $    1,391.4     $    923.5
                                                                          ============     ==========

Exchangeable Preferred Stock/(3)/ ...................................     $       94.8     $       --
                                                                          ============     ==========

(1) Issued or borrowed by PRG
(2) Issued or borrowed by PAFC
(3) Issued or borrowed by Premcor USA

     During the second quarter of 2002, Premcor Inc. contributed $442.9 million of its initial public offering proceeds to its subsidiaries for the early redemption and repurchase of a portion of their outstanding long-term debt. In June 2002, PRG redeemed the remaining $150.4 million of its 9 1/2% Senior Secured Notes due September 15, 2004 at par, and Premcor USA redeemed the remaining $144.4 million of its 10 7/8% Senior Secured Notes, including a $5.2 million premium, mainly from capital contributions received from Premcor Inc.

     On April 1, 2002, Premcor USA exchanged all of its 11 1/2% Exchangeable Preferred Stock for 11 1/2% Subordinated Debentures due October 2009. During the second quarter of 2002, Premcor USA purchased, in the open market, $54.1 million in aggregate principal amount of its 11 1/2% Subordinated Debentures at 105.75% of their principal amount, which amounted to a $3.1 million premium, mainly from capital contributions received from Premcor Inc. Premcor USA may pay the interest on the remaining balance of these debentures in-kind until the April 1, 2003 interest payment, after which time it is required to make interest payments in cash.

     In January 2002, PACC made a $66.2 million principal payment on its Bank Senior Loan Agreement, of which $59.7 million represented a mandatory prepayment pursuant to the CSA and related secured account structure. In June 2002, as part of the Sabine restructuring, PACC prepaid the remaining balance of $221.4 million on the Bank Senior Loan Agreement at a $0.9 million premium, with cash on hand and an $84.2 million net capital contribution from Premcor Inc.

     Prior to the Sabine restructuring, the CSA required that PACC carry insurance coverage with specified terms. Due to the effects of the events of September 11, 2001 on the insurance market, coverage meeting such terms was not available on commercially reasonable terms, and as a result, PACC's insurance program was not in full compliance with the required insurance coverage at December 31, 2001. PACC received a waiver from the requisite parties. Subsequently, the CSA has been amended as part of the Sabine restructuring and the new provisions regarding insurance coverage take into consideration a changing economic environment and its effects on the insurance markets in general. Under the amended CSA PACC has some specific insurance requirements, but principally must ensure that coverage is consistent with customary standards in its industry. There is also a provision that allows for thirty days notice to requisite parties of any inability to comply with the specific terms without any event of a default. As of June 30, 2002, PACC was in compliance with the insurance coverage requirements of the amended CSA.

9.   Working Capital Facility

     In March 2002, PRG received a waiver regarding the maintenance of the tangible net worth covenant related to its $650 million working capital credit agreement, which allows for the exclusion of $120 million of the pretax restructuring charge related to the closure of the Hartford refinery.

     As part of the Sabine restructuring, Sabine terminated its insurance policy that guaranteed its Maya crude oil purchase obligations and its $35 million bank working capital facility that guaranteed Sabine's non-Maya crude oil purchase obligations. In May 2002, PRG amended its $650 million working capital facility principally to allow for the inclusion of Sabine crude oil purchase obligations. As amended, the $650 million limit can be extended by $50 million at the request of PRG in integral multiples of $5 million, the borrowing base calculation was amended to include PACC inventory, and the tangible net worth covenant was changed to $400 million from $150 million.

10.  Stock Option Plans

     In conjunction with the management change discussed in Note 4 above, Premcor Inc. adopted two new stock incentive plans. The 2002 Special Stock Incentive Plan was adopted in connection with the employment of Thomas D. O'Malley and allows for the issuance of options for the purchase of Premcor Inc. common stock. Under this plan, options on 3,400,000 shares of Premcor Inc. common stock may be awarded. As of June 30, 2002, options for 2,950,000 shares of Premcor Inc. common stock had been granted, options for 2,200,000 shares at an exercise price of $10 per share and options for 750,000 shares at an exercise price of $22.50 per share. Options granted under this plan vest 1/3 on each of the first three anniversaries of the date of grant. The options for 750,000 shares referenced above were granted to Mr. O'Malley pursuant to his employment agreement.

     The 2002 Equity Incentive Plan was adopted to award key employees, directors, and consultants with various stock options, stock appreciation rights, restricted stock, performance-based awards and other common stock based awards of Premcor Inc. common stock. Under the 2002 Equity Incentive Plan, options for 1,500,000 shares of Premcor Inc. common stock may be awarded. As of June 30, 2002, options for 1,023,500 shares of Premcor Inc. common stock were granted as follows: options for 435,000 shares at an exercise price of $10 per share, options for 240,000 shares at an exercise price of $22.50 per share, and options for 348,500 shares at an exercise price of $24 per share. Options granted under this plan vest 1/3 on each of the first three anniversaries of the date of grant. These options included options for 100,000 shares granted to two directors pursuant to agreements with the Company.

     During the second quarter of 2002, the Company elected to adopt the fair value based expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS

No. 123"). The Company previously applied the intrinsic value based expense recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). SFAS No. 123 provides that the adoption of the fair value based method is a change to a preferable method of accounting. As provided by SFAS No. 123, the stock option compensation expense is calculated based only on stock options granted in the year of election and thereafter. The fair value of these options was estimated on the grant date using the Black-Sholes option-pricing model with the following weighted average assumptions as of June 30, 2002: a) assumed risk-free rate of 5.06%, b) expected life of 3.7 years, c) expected volatility of 38.9%, and d) no expected dividends. All stock options granted prior to January 1, 2002 continue to be accounted for under APB No. 25.

     In relation to the two new 2002 stock incentive programs, the Company had recognized stock option compensation expense of $1.6 million in the quarter ended March 31, 2002, and would have recognized $2.8 million and $4.4 million for the three-month and six-month periods ended June 30, 2002, respectively, under APB No. 25. The adoption of SFAS No. 123 increased stock option compensation expense by $1.0 million and $1.3 million for the three-month and six-month periods ended June 30, 2002, respectively. The adoption of SFAS No. 123 increased the Company's net loss by $0.6 million (less than $0.01 per basic share) and $0.8 million (less than $0.01 per basic share) for the three-month and six-month periods ended June 30, 2002, respectively.

     Since nonvested awards issued to employees prior to January 1, 2002 were and continue to be accounted for using the intrinsic value based provisions of APB No. 25, the prospective application of employee stock-based compensation expense determined using the fair value based method is not necessarily indicative of future expense amounts when the fair value based method will apply to all outstanding, nonvested awards.

     The effects of the adoption of SFAS No. 123 on loss from continuing operations, net loss available to common stockholders, and net loss per share for the three-month period ended March 31, 2002 are as follows:

             Loss from continuing operations and net loss available to common stockholders:
                 As reported                                                    $  (99.5)
                 Revised for adoption of SFAS No. 123                           $  (99.7)

             Net loss per common share (in whole dollars):
                 As reported                                                    $  (3.13)
                 Revised for adoption of SFAS No. 123                           $  (3.14)

     In March 2002, the Company recorded $5.7 million of non-cash, stock option compensation expense related to the modification of option terms for two former executives and this amount is included in "refinery restructuring and other charges". With respect to all stock option grants outstanding at June 30, 2002, the Company will record future non-cash stock option compensation expense and additional paid-in capital of $44.6 million over the applicable vesting periods of the grants.

11.  Interest and Finance Expense

     Interest and finance expense included in Premcor Inc.'s and Premcor USA's statements of operations consisted of the following:

                                                For the Three Months    For the Six Months
                                                   Ended June 30,         Ended June 30,
                                               ----------------------   ------------------
                                                 2001         2002        2001      2002
                                               --------     ---------   --------  --------
         Interest expense.................     $  37.2      $  30.7     $ 77.0    $  62.8
         Financing costs..................         4.3          3.5        7.8        7.7
         Capitalized interest.............        (1.1)        (1.3)      (2.5)      (3.1)
                                               --------     ---------   --------  --------
                                               $  40.4      $  32.9     $ 82.3    $  67.4
                                               ========     =========   ========  ========

Interest and finance expense included in PRG's statements of operations consisted of the following:

                                                For the Three Months    For the Six Months
                                                   Ended June 30,         Ended June 30,
                                                ---------------------   ------------------
                                                  2001      2002           2001     2002
                                                --------  --------      --------  --------
         Interest expense.................      $  32.5   $  25.2       $  67.5   $  53.5
         Financing costs..................          4.2       3.5           7.6       7.6
         Capitalized interest.............         (1.1)     (1.2)         (2.6)     (3.1)
                                                --------  --------      --------  --------
                                                $  35.6   $  27.5       $  72.5   $  58.0
                                                ========  ========      ========  =======

     Cash paid for interest for the three-month and six-month periods ended June 30, 2002 was $33.3 million (2001 - $35.2 million) and $71.2 million (2001 -
$78.8 million), respectively, for Premcor USA. Cash paid for interest for the three-month and six-month periods ended June 30, 2002 was $25.2 million (2001 - $25.7 million) and $63.0 million (2001 - $69.3 million), respectively, for PRG.

12.  Income Taxes

     Premcor USA received net cash income tax refunds during the three-month and six-month periods ended June 30, 2002 of $0.7 million (2001 - $2.4 million net cash income tax payments) and $12.4 million (2001 - $0.3 million net cash income tax payments), respectively. PRG received net cash income tax refunds during the three-month and six-month periods ended June 30, 2002 of $0.7 million (2001 - $2.4 million net cash income tax payments) and $12.4 million (2001 - $2.8 million net cash income tax payments), respectively.

     The income tax provision on the income from continuing operations before income taxes for the six-month period ended June 30, 2001 of $47.3 million for the Company and $46.8 million for Premcor USA included the effect of a reversal during the first quarter of 2001 of the remaining deferred tax valuation allowance of $30.0 million. The reversal of the remaining deferred tax valuation allowance resulted from the analysis of the likelihood of realizing the future tax benefit of federal and state tax loss carryforwards, alternative minimum tax credits and federal and state business tax credits. The income tax provision on the income from continuing operations before income taxes for the six-month period ended June 30, 2001 of $67.3 million for PRG included the effect of the reversal during the first quarter of 2001 of the remaining deferred tax valuation allowance as described above of $12.4 million.

13.  Discontinued Operations

     In 2001, the Company recorded a pretax charge of $14.0 million, $8.5 million net of income taxes, related to environmental liabilities of discontinued retail operations. This charge represented an increase in estimates regarding the Company's environmental clean up obligation and was prompted by the availability of new information concerning site by site clean up plans and changing postures of state regulatory agencies.

14.  Earnings per share

     The diluted share base for the three-month and six-month periods ended June 30, 2002 excluded incremental common stock equivalents of 1,923,951 and 2,704,930, respectively, related to employee stock options and shareholder warrants. These common stock equivalents were excluded due to their antidilutive effect as a result of the Company's net loss available to common stockholders. The diluted weighted average shares outstanding for the three-month and six-month periods ended June 30, 2001 reflected the potential dilution that could have occurred if all outstanding warrants were exercised. In the earnings per share calculation, net income (loss) available to common stockholders includes the deduction of preferred stock dividends when applicable.

15. Consolidating Financial Statements of PRG as Co-guarantor of PAFC's Senior Notes

     Presented below are the PRG consolidating balance sheets, statement of operations, and cash flows as required by Rule 3-10 of the Exchange Act. As part of the Sabine restructuring, PRG became a full and unconditional guarantor of PAFC's 12 1/2% Senior Notes, along with PACC, Sabine, and Neches. Under Rule 3-10, the condensed consolidating balance sheets, statement of operations, and cash flows presented below meet the requirements for financial statements of the issuer and each guarantor of the notes since the issuer and guarantors are all direct or indirect subsidiaries of PRG as well as full and unconditional guarantors. PAFC issued and then loaned to PACC the proceeds from the 12 1/2% Senior Notes, in order to finance PACC's heavy oil processing facility. PACC owns and operates the heavy oil processing facility, which is fully integrated with PRG's Port Arthur refinery. Both Sabine and Neches have no material assets or operations.

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2002

                                                                                        Eliminations
                                                                       Other Guarantor  and Minority  Consolidated
                                                PRG         PAFC         Subsidiaries     Interest        PRG
                                             ---------   ----------    ---------------  ------------  ------------
              ASSETS                                                  (in millions)
CURRENT ASSETS:
  Cash and cash equivalents................  $   110.3   $       --    $           8.2  $        --   $      118.5
  Short-term investments...................        1.7           --                 --           --            1.7
  Cash and cash equivalents
     restricted for debt service...........         --           --               65.4           --           65.4
  Accounts receivable......................      280.3           --                 --           --          280.3
  Receivable from affiliates...............       79.6         23.4                 --        (52.6)          50.4
  Inventories..............................      293.9           --               35.9           --          329.8
  Prepaid expenses and other...............       33.0           --                3.6           --           36.6
  Net assets held for sale.................       61.2           --                 --           --           61.2
                                             ---------   ----------    ---------------  ------------  ------------
     Total current assets.......... .......      860.0         23.4              113.1        (52.6)         943.9

PROPERTY, PLANT AND EQUIPMENT, NET.........      565.8           --              620.0           --        1,185.8
Deferred income taxes......................       59.2           --                 --        (25.3)          33.9
Investment in affiliate....................      298.2           --                 --       (298.2)            --
Other assets...............................      124.5           --               17.4           --          141.9
Note receivable from affiliate.............        2.4        246.3                 --       (248.7)            --
                                             ---------   ----------    ---------------  ------------  ------------
                                             $ 1,910.1   $    269.7    $         750.5  $    (624.8)  $    2,305.5
                                             =========   ==========    ===============  ============  ============

    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable.........................  $   384.8   $       --    $          96.2           --   $      481.0
  Payable to affiliates....................       59.5           --               74.0        (49.8)          83.7
  Accrued expenses and other...............       76.0         14.7                1.3           --           92.0
  Accrued taxes other than income..........       28.1           --                3.6           --           31.7
  Current portion of long-term debt........        1.2          8.7                 --           --            9.9
  Current portion of notes payable.........
     to affiliate..........................         --           --                2.8         (2.8)            --
                                             ---------   ----------    ---------------  ------------  ------------
     Total current liabilities.............      549.6         23.4              177.9        (52.6)         698.3

LONG-TERM DEBT.............................      633.7        246.3                 --           --          880.0
DEFERRED INCOME TAXES......................         --           --               25.3        (25.3)            --
OTHER LONG-TERM LIABILITIES................      142.3           --                0.2           --          142.5
NOTE PAYABLE TO AFFILIATE..................         --           --              248.7       (248.7)            --

COMMON STOCKHOLDER'S EQUITY:
  Common stock.............................        0.1           --                0.1         (0.1)           0.1
  Paid-in capital..........................      501.0           --              206.0       (195.5)         511.5
  Retained earnings (deficit)..............       83.4           --               92.3       (102.6)          73.1
                                             ---------   ----------    ---------------  ------------  ------------
     Total common stockholder's
     equity................................      584.5           --              298.4       (298.2)         584.7
                                             ---------   ----------    ---------------  ------------  ------------
                                             $ 1,910.1   $    269.7    $         750.5  $    (624.8)  $    2,305.5
                                             =========   ==========    ===============  ============  ============

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                                                                                   Eliminations
                                                                                   Other               and
                                                                                 Guarantor           Minority       Consolidated
                                                PRG              PAFC           Subsidiaries         Interest           PRG
                                           --------------    --------------    ---------------     -------------    -------------
                                                                               (in millions)
NET SALES AND OPERATING REVENUES .........   $ 1,793.4         $    --            $   468.2         $   (582.6)      $ 1,679.0
Equity in net earnings of affiliate ......       (18.1)             --                 --                 18.1            --

EXPENSES:
  Cost of sales ..........................     1,660.2              --                440.8         $   (574.7)        1,526.3
  Operating expenses .....................        92.8              --                 29.0               (7.9)          113.9
  General and administrative expenses.....        13.1              --                  1.3               --              14.4
  Stock option compensation expense ......         3.8              --                 --                 --               3.8
  Depreciation ...........................         6.5              --                  5.3               --              11.8
  Amortization ...........................        10.1              --                 --                 --              10.1
  Refinery restructuring and other
    charges ..............................        14.1              --                  2.5               --              16.6
                                             ---------         ---------          ---------         ----------       ---------
                                               1,800.6              --                478.9             (582.6)        1,696.9

OPERATING INCOME (LOSS) ..................       (25.3)             --                (10.7)              18.1           (17.9)

  Interest and finance expense ...........       (15.0)            (10.8)             (12.6)              10.9           (27.5)
  Loss on extinguishment of long-term
    debt .................................        (1.0)             --                 (8.3)              --              (9.3)
  Interest income ........................         1.4              10.8                0.9              (10.9)            2.2
                                             ---------         ---------          ---------         ----------       ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST ......................       (39.9)             --                (30.7)              18.1           (52.5)

  Tax benefit ............................         8.8              --                 10.6               --              19.4
  Minority interest ......................        --                --                 --                  0.9             0.9
                                             ---------         ---------          ---------         ----------       ---------

NET INCOME (LOSS) ........................   $   (31.1)        $    --            $   (20.1)        $     19.0       $   (32.2)
                                             =========         =========          =========         ==========       =========

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                                                     Eliminations
                                                                                     Other               and
                                                                                   Guarantor           Minority       Consolidated
                                                  PRG              PAFC           Subsidiaries         Interest           PRG
                                             --------------    --------------    ---------------     -------------    -------------
                                                                                 (in millions)
NET SALES AND OPERATING REVENUES ..........    $ 3,049.3         $    --            $   888.9         $ (1,030.9)      $ 2,907.3
Equity in net earnings of affiliate .......        (25.4)             --                 --                 25.4            --

EXPENSES:
  Cost of sales ...........................      2,783.3              --                820.4         $ (1,015.4)        2,588.3
  Operating expenses ......................        181.1              --                 62.7              (15.5)          228.3
  General and administrative expenses .....         26.4              --                  2.4               --              28.8
  Stock option compensation expense .......          5.7              --                 --                 --               5.7
  Depreciation ............................         13.7              --                 10.5               --              24.2
  Amortization ............................         19.9              --                 --                 --              19.9
  Refinery restructuring and other
    charges ...............................        156.1              --                  2.5               --             158.6
                                               ---------         ---------          ---------         ----------       ---------
                                                 3,186.2              --                898.5           (1,030.9)        3,053.8

OPERATING INCOME (LOSS) ...................       (162.3)             --                 (9.6)              25.4          (146.5)

  Interest and finance expense.............        (31.0)            (22.8)             (27.2)              23.0           (58.0)
  Loss on extinguishment of long-term
    debt ..................................         (1.0)             --                 (8.3)              --              (9.3)
  Interest income .........................          2.8              22.8                1.8              (23.0)            4.4
                                               ---------         ---------          ---------         ----------       ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST .......................       (191.5)             --                (43.3)              25.4          (209.4)

  Tax benefit .............................         64.9              --                 15.1               --              80.0
  Minority interest .......................         --                --                 --                  1.7             1.7
                                               ---------         ---------          ---------         ----------       ---------

NET INCOME (LOSS) .........................    $  (126.6)        $    --            $   (28.2)        $     27.1       $  (127.7)
                                               =========         =========          =========         ==========       =========

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                                                 Eliminations
                                                                                  Other              and
                                                                                Guarantor          Minority       Consolidated
                                              PRG               PAFC          Subsidiaries         Interest           PRG
                                         --------------     -------------    ----------------    -------------    -------------
                                                                              (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................   $  (126.6)         $       --        $    (28.2)        $     27.1       $   (127.7)

Adjustments:
  Depreciation.........................        13.7                  --              10.5                 --             24.2
  Amortization.........................        23.1                  --               1.7                 --             24.8
  Deferred income taxes................       (65.2)                 --             (15.3)                --            (80.5)
  Refinery restructuring and other
  charges..............................       103.6                  --                --                 --            103.6
  Write-off of deferred financing costs         1.1                  --               6.8                 --              7.9
  Minority interest....................          --                  --                --               (1.7)            (1.7)
  Equity in earnings of affiliate......        25.4                  --                --              (25.4)              --
  Other, net...........................        16.8                  --               0.4                 --             17.2

Cash provided by (reinvested in)
  working capital:
  Accounts receivable, prepaid
  expenses and other...................      (133.8)                 --               7.9                 --           (125.9)
  Inventories..........................       (15.7)                 --               4.2                 --            (11.5)
  Accounts payable, accrued expenses,
     and taxes other than income, and
     other.............................       101.5                (4.7)             12.8                 --            109.6
  Affiliate receivable and payable.....       (20.2)              292.3            (257.3)                --             14.8
  Cash and cash equivalents restricted
     for debt service..................          --                  --               8.3                 --              8.3
                                          ---------          ----------        ----------         ----------       ----------
     Net cash provided by (used in)
       operating activities of
       continued operations............       (76.3)              287.6            (248.2)                --            (36.9)
     Net cash used in operating
       activities of discontinued
       operations......................        (3.4)                 --                --                 --             (3.4)
                                          ---------          ----------        ----------         ----------       ----------
     Net cash provided by (used in)
       operating activities............       (79.7)              287.6            (248.2)                --            (40.3)
                                          ---------          ----------        ----------         ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and
  equipment ...........................       (40.4)                 --               1.9                 --            (38.5)
  Expenditures for turnaround..........       (31.7)                 --                --                 --            (31.7)
  Cash and cash equivalents restricted
     for investment in capital
     additions.........................         4.3                  --                --                 --              4.3
  Other................................         0.2                  --                --                 --              0.2
                                          ---------          ----------        ----------         ----------       ----------
     Net cash provided by (used in)
     investing activities..............       (67.6)                 --               1.9                 --            (65.7)
                                          ---------          ----------        ----------         ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments..............      (151.0)             (287.6)               --                 --           (438.6)
  Cash and cash equivalents restricted
     for debt repayment................          --                  --             (42.9)                --            (42.9)
  Capital contribution from Premcor
     Inc...............................       150.4                  --             225.6                 --            376.0
  Dividend distribution to Premcor Inc.          --                  --            (141.4)                --           (141.4)
  Deferred financing costs.............        (1.5)                 --              (9.6)                --            (11.1)
                                          ---------          ----------        ----------         ----------       ----------
     Net cash provided by (used in)
       financing activities............        (2.1)             (287.6)             31.7                 --           (258.0)
                                          ---------          ----------        ----------         ----------       ----------

  NET DECREASE IN CASH AND CASH
     EQUIVALENTS.......................      (149.4)                 --            (214.6)                --           (364.0)
  CASH AND CASH EQUIVALENTS,
     beginning of period...............       259.7                  --             222.8                 --            482.5
                                          ---------          ----------        ----------         ----------       ----------
  CASH AND CASH EQUIVALENTS,
     end of period.....................   $   110.3          $       --        $      8.2         $       --       $    118.5
                                          =========          ==========        ==========         ==========       ==========

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                                                    Other        Eliminations
                                                                  Guarantor      and Minority   Consolidated
                                           PRG         PAFC      Subsidiaries      Interest         PRG
                                        ---------   ----------   -------------   ------------   ------------
              ASSETS                                             (in millions)
CURRENT ASSETS:
  Cash and cash equivalents..........   $   259.7   $     --     $      222.8    $      --      $      482.5
  Short-term investments.............         1.7         --             --             --               1.7
  Cash and cash equivalents
     restricted for debt service.....        --           --             30.8           --              30.8
  Accounts receivable................       148.3         --             --             --             148.3
  Receivable from affiliates.........        60.8         99.0           25.1         (153.6)           31.3
  Inventories........................       278.2         --             40.1           --             318.3
  Prepaid expenses and other.........        31.2         --             11.5           --              42.7
                                        ---------   ----------   ------------    ------------   ------------
     Total current assets............       779.9         99.0          330.3         (153.6)        1,055.6

PROPERTY, PLANT AND EQUIPMENT,
     NET.............................       666.3         --            632.4           --           1,298.7
INVESTMENT IN AFFILIATE..............       242.2         --             --           (242.2)          --
OTHER ASSETS.........................       126.4         --             16.4           --             142.8
NOTE RECEIVABLE FROM AFFILIATE ......         4.9        463.0           --           (467.9)          --
                                        ---------   ----------   ------------    ------------   ------------
                                        $ 1,819.7   $    562.0   $      979.1    $    (863.7)   $    2,497.1
                                        =========   ==========   ============    ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

  Accounts payable...................   $   284.1   $     --     $       82.3    $      --      $      366.4
  Payable  to affiliates.............        63.4         --            137.2         (150.8)           49.8
  Accrued expenses and other.........        72.6         19.4            1.1           --              93.1
  Accrued taxes other than income....        30.8         --              4.9           --              35.7
  Current portion of long-term debt..         1.8         79.6           --             --              81.4
  Current portion of notes payable
     to affiliate....................        --           --              2.8           (2.8)          --
                                        ---------   ----------   ------------    ------------   ------------
     Total current liabilities.......       452.7         99.0          228.3         (153.6)          626.4

LONG-TERM DEBT.......................       784.0        463.0           --             --           1,247.0
DEFERRED INCOME TAXES................         6.0         --             40.6           --              46.6
OTHER LONG-TERM LIABILITIES..........       109.1         --             --             --             109.1
NOTE PAYABLE TO AFFILIATE............        --           --            467.9         (467.9)          --
MINORITY INTEREST....................        --           --             --             24.2            24.2

COMMON STOCKHOLDER'S EQUITY:
  Common stock.......................         0.1         --              0.1           (0.1)            0.1
  Paid-in capital....................       255.0         --            121.7         (133.8)          242.9
  Retained earnings (deficit)........       212.8         --            120.5         (132.5)          200.8
                                        ---------   ----------   ------------    ------------   ------------
     Total common stockholder's
       equity........................       467.9         --            242.3         (266.4)          443.8
                                        ---------   ----------   ------------    ------------   ------------
                                        $ 1,819.7   $    562.0   $      979.1    $    (863.7)   $    2,497.1
                                        =========   ==========   ============    ============   ============

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                                                                                    Eliminations
                                                                                    Other               and
                                                                                  Guarantor           Minority       Consolidated
                                                 PRG              PAFC           Subsidiaries         Interest           PRG
                                            --------------    --------------    ---------------     -------------    -------------
                                                                                (in millions)
NET SALES AND OPERATING REVENUES..........    $ 1,846.1         $    --            $   537.1         $   (564.9)      $ 1,818.3
Equity in net earnings of affiliate.......         67.9              --                 --                (67.9)           --

EXPENSES:
  Cost of sales...........................      1,534.4              --                361.3         $   (557.9)        1,337.8
  Operating expenses......................         88.6              --                 37.8               (8.6)          117.8
  General and administrative expenses.....         15.5              --                  1.0               --              16.5
  Depreciation............................          7.7              --                  5.2               --              12.9
  Amortization............................         10.0              --                 --                 --              10.0
                                              ---------         ---------          ---------         ---------        ---------
                                                1,656.2              --                405.3             (566.5)        1,495.0

OPERATING INCOME (LOSS)...................        257.8              --                131.8              (66.3)          323.3

  Interest and finance expense............        (18.3)            (15.3)             (17.4)              15.4           (35.6)
  Interest income.........................          3.3              15.3                1.6              (15.4)            4.8
                                              ---------         ---------          ---------         ----------       ---------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES AND
  MINORITY INTEREST ......................        242.8              --                116.0              (66.3)          292.5

  Tax provision...........................        (63.6)             --                (40.6)              --            (104.2)
  Minority interest.......................         --                --                 --                 (7.6)           (7.6)
                                              ---------         ---------          --------          ----------       ---------

NET INCOME (LOSS).........................    $   179.2         $    --            $    75.4         $    (73.9)      $   180.7
                                              =========         =========          =========         ==========       =========

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                                                                    Eliminations
                                                                                    Other               And
                                                                                  Guarantor           Minority       Consolidated
                                                 PRG              PAFC           Subsidiaries         Interest           PRG
                                            --------------    --------------    ---------------     -------------    -------------
                                                                                (in millions)
NET SALES AND OPERATING REVENUES..........    $ 3,563.8         $    --            $ 1,044.7         $ (1,103.8)      $ 3,504.7
Equity in net earnings of affiliate.......         97.8              --                 --                (97.8)           --

EXPENSES:
  Cost of sales...........................      3,085.3              --                747.3         $ (1,088.8)        2,743.8
  Operating expenses......................        180.2              --                 86.9              (16.6)          250.5
  General and administrative expenses.....         27.1              --                  2.0               --              29.1
  Depreciation............................         16.0              --                  9.9               --              25.9
  Amortization............................         18.6              --                 --                 --              18.6
  Refinery restructuring and other
  charges.................................        150.0              --                 --                 --             150.0
                                              ---------         --------           --------          ----------       ---------
                                                3,477.2              --                846.1           (1,105.4)        3,217.9

OPERATING INCOME (LOSS)...................        184.4              --                198.6              (96.2)          286.8

  Interest and finance expense............        (38.6)            (31.3)             (34.2)              31.6           (72.5)
  Interest income.........................          6.2              31.3                2.9              (31.6)            8.8
                                              ---------         ---------          ---------         ----------       ---------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES AND
  MINORITY INTEREST.......................        152.0              --                167.3              (96.2)          223.1

  Tax provision...........................         (8.7)             --                (58.6)              --             (67.3)
  Minority interest.......................         --                --                 --                (10.9)          (10.9)
                                              --------          ---------          ---------         ----------       ---------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS..............................        143.3              --                108.7             (107.1)          144.9

DISCONTINUED OPERATIONS:
  Loss from operations, net of tax
  benefit of $5.5.........................         (8.5)             --                 --                 --              (8.5)
                                              ---------         ---------          ---------         ----------       ---------

NET INCOME (LOSS).........................    $   134.8         $    --            $   108.7         $   (107.1)      $   136.4
                                              =========         =========          =========         ==========       =========

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                                                                       Eliminations
                                                                                          Other            And
                                                                                        Guarantor        Minority     Consolidated
                                                          PRG             PAFC        Subsidiaries       Interest         PRG
                                                      -------------   -------------  ----------------  -------------  -------------
                                                                                      (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................               $   134.8       $      --        $    108.7      $    (107.1)   $    136.4
Discontinued operations................                     8.5              --              --               --             8.5

Adjustments:
  Depreciation.........................                    16.0              --               9.9             --            25.9
  Amortization.........................                    22.4              --               1.5             --            23.9
  Deferred income taxes................                    34.7              --              18.7             --            53.4
  Refinery restructuring and other
       charges.........................                   118.1              --              --               --           118.1
  Equity in earnings of affiliate......                   (97.8)             --              --               97.8          --
  Minority interest....................                    --                --              --               10.9          10.9
  Other, net...........................                    (0.5)             --              (0.3)            --            (0.8)

Cash provided by (reinvested in) working capital:
  Accounts receivable, prepaid
       expenses and other..............                    55.6              --              (3.1)            --            52.5
  Inventories..........................                    40.9              --              (8.1)            (1.6)         31.2
  Accounts payable, accrued expenses,
     and taxes other than income, and
     other.............................                  (101.8)            (0.8)            22.8             --           (79.8)
  Affiliate receivable and payable.....                     8.6              0.8              3.6             --            13.0
                                                      ---------       ----------       ----------       ----------    ----------
     Net cash provided by operating
       activities of continued
       operations......................                   239.5              --             153.7             --           393.2
     Net cash used in operating
       activities of discontinued
       operations......................                    (2.5)             --              --               --            (2.5)
                                                      ---------       ----------       ----------       ----------    ----------
     Net cash provided by operating
       activities......................                   237.0              --             153.7             --           390.7
                                                      ---------       ----------       ----------       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and
       equipment ......................                   (34.8)             --              (5.4)            --           (40.2)
  Expenditures for turnaround..........                   (38.3)             --              --               --           (38.3)
  Other................................                     0.1              --              --               --             0.1
                                                      ---------       ----------       ----------       ----------    ----------
     Net cash used in investing
       activities......................                   (73.0)             --              (5.4)            --           (78.4)
                                                      ---------       ----------       ----------       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital lease payments...............                    (0.7)             --              --               --            (0.7)
  Deferred financing costs                                 (1.8)             --              --               --            (1.8)
                                                      ---------       ----------       ----------       ----------    -----------
     Net cash used in financing
       activities......................                    (2.5)             --              --               --            (2.5)
                                                      ---------       ----------       ----------       ----------    ----------

  NET INCREASE IN CASH AND CASH
       EQUIVALENTS.....................                   161.5              --             148.3             --           309.8
  CASH AND CASH EQUIVALENTS, beginning
     of period.........................                   214.8              --              36.4             --           251.2
                                                      ---------       ----------       ----------       ----------    ----------
  CASH AND CASH EQUIVALENTS, end of
       period..........................               $   376.3       $      --        $    184.7       $     --      $    561.0
                                                      =========       ==========       ==========       ==========    ==========

16.      Commitments and Contingencies

     Legal and Environmental

     As a result of its activities, the Company is the subject of a number of material pending legal proceedings, including proceedings related to environmental matters. Set forth below is an update of developments during the six months ended June 30, 2002 with respect to any such proceedings and with respect to any environmental proceedings that involve monetary sanctions of $100,000 or more and to which a governmental authority is a party.

     Blue Island: Federal and State Enforcement. In September 1998, the federal government filed a complaint, United States v. Clark Refining & Marketing, Inc., alleging that the Blue Island refinery violated federal environmental laws relating to air, water and solid waste. The Illinois Attorney General intervened in the case. The State of Illinois and Cook County had also brought an action, several years earlier, People ex rel. Ryan v. Clark Refining & Marketing, Inc., also alleging violations under environmental laws. In 2002, the Company reached an agreement to settle both cases. The consent order in the state case was formally approved and entered by the state court judge on April 8, 2002, and the federal court approved the settlement on June 12, 2002. The consent order in the federal case required payments totaling $6.25 million as civil penalties (plus $0.1 million in interest), which the Company paid on July 12, 2002, and requires limited ongoing monitoring at the now-idled refinery. The Company had previously accrued for this obligation in its legal and environmental reserves. The consent order in the state case requires an ongoing tank inspection program along with enhanced reporting obligations and requires that the parties enter a process to complete an appropriate site remediation program at the Blue Island refinery. The consent orders dispose of both the federal and state cases.

     Legal and Environmental Reserves. As a result of its normal course of business, the Company is a party to a number of legal and environmental proceedings. As of June 30, 2002, the Company had accrued a total of approximately $100 million (December 31, 2001 - $77 million), on an undiscounted basis, for legal and environmental-related obligations that may result from the matters noted above and other legal and environmental matters. This accrual includes approximately $78 million (December 31, 2001 - $53 million) for site clean-up and environmental matters associated with the Hartford and Blue Island refinery closures and retail sites. The Company is of the opinion that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

     Environmental Standards for Products

     Tier 2 Motor Vehicle Emission Standards. In February 2000, the Environmental Protection Agency ("EPA") promulgated the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. These regulations mandate that the average sulfur content of gasoline at any refinery not exceed 30 ppm during any calendar year by January 1, 2006, phasing in beginning on January 1, 2004. The Company currently expects to produce gasoline under the new sulfur standards at the Port Arthur refinery prior to January 1, 2004 and, as a result of the corporate pool averaging provisions of the regulations, will not be required to meet the new sulfur standards at the Lima refinery until July 1, 2004, a six month deferral. A further delay in the requirement to meet the new sulfur standards at the Lima refinery through 2005 may be possible through the purchase of sulfur allotments and credits which arise from a refiner producing gasoline with a sulfur content below specified levels prior to the end of 2005, the end of the phase-in period. There is no assurance that sufficient allotments or credits to defer investment at the Lima refinery will be available, or if available, at what cost. The Company believes, based on current estimates and on a January 1, 2004 compliance date for both the Port Arthur and Lima refineries, that compliance with the new Tier 2 gasoline specifications will require capital expenditures for the Lima and Port Arthur refineries in the aggregate through 2005 of approximately $235 million. More than 95% of the total investment to meet the Tier 2 gasoline specifications is expected to be incurred during 2002 through 2004 with the greatest concentration of spending occurring in 2003 and early 2004.

     Low Sulfur Diesel Standards. In January 2001, the EPA promulgated its on-road diesel regulations, which will require a 97% reduction in the sulfur content of diesel fuel sold for highway use by June 1, 2006, with full compliance by January 1, 2010. Regulations for off-road diesel requirements are pending. The Company estimates capital expenditures in the aggregate through 2006 required to comply with the diesel standards at its Port Arthur and Lima refineries, utilizing existing technologies, of approximately $245 million. More than 95% of the projected investment is expected to be incurred during 2004 through 2006 with the greatest concentration of spending occurring in 2005. Since the Lima refinery does not currently produce diesel fuel to on-road specifications, the Company is considering an acceleration of the low-sulfur diesel investment at the Lima refinery in order to capture this incremental product value. If the investment is accelerated, production of the low-sulfur fuel is possible by the first quarter of 2005.

     Maximum Available Control Technology. On April 11, 2002, the EPA promulgated regulations to implement Phase II of the petroleum refinery Maximum Achievable Control Technology rule under the federal Clean Air Act, referred to as MACT II, which regulates emissions of hazardous air pollutants from certain refinery units. The

Company expects to spend approximately $45 million over the next three years related to these new regulations with most of the expenditures occurring in 2003 and 2004.

     Other Commitments

     Crude Oil Purchase Commitment. In 1999, the Company sold crude oil linefill in the pipeline system supplying the Lima refinery. An agreement is in place that requires the Company to repurchase approximately 2.7 million barrels of crude oil in this pipeline system on September 30, 2002 at then current market prices. The price for West Texas Intermediate crude oil averaged $26.28 per barrel for the quarter ended June 30, 2002. The Company has hedged the economic price risk related to the repurchase obligations through the purchase of exchange-traded futures contracts. As of June 30, 2002, the Company had given notice that it will not extend the terms of this contract beyond September 2002.

     Long-Term Crude Oil Contract

     Port Arthur Coker Company is party to a long-term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V. ("PEMEX"), an affiliate of Petroleos Mexicanos, the Mexican state oil company, which supplies approximately 167,000 barrels per day of Maya crude oil. Under the terms of this agreement, Port Arthur Coker Company is obligated to buy Maya crude oil from PEMEX, and PEMEX is obligated to sell to Port Arthur Coker Company Maya crude oil. An important feature of this agreement is a price adjustment mechanism designed to minimize the effect of adverse refining margin cycles and to moderate the fluctuations of the coker gross margin, a benchmark measure of the value of coker production over the cost of coker feedstocks. This price adjustment mechanism contains a formula that represents an approximation of the coker gross margin and provides for a minimum average coker margin of $15 per barrel over the first eight years of the agreement, which began on April 1, 2001. The agreement expires in 2011.

     On a monthly basis, the coker gross margin, as defined under this agreement, is calculated and compared to the minimum. Coker gross margins exceeding the minimum are considered a "surplus" while coker gross margins that fall short of the minimum are considered a "shortfall." On a quarterly basis, the surplus and shortfall determinations since the beginning of the contract are aggregated. Pricing adjustments to the crude oil the Company purchases are only made when there exists a cumulative shortfall. When this quarterly aggregation first reveals that a cumulative shortfall exists, the Company receives a discount on its crude oil purchases in the next quarter in the amount of the cumulative shortfall. If thereafter, the cumulative shortfall incrementally increases, the Company receives additional discounts on its crude oil purchases in the succeeding quarter equal to the incremental increase. Conversely, if thereafter, the cumulative shortfall incrementally decreases, the Company repays discounts previously received, or a premium, on its crude oil purchases in the succeeding quarter equal to the incremental decrease. Cash crude oil discounts received by the Company in any one quarter are limited to $30 million, while the Company's repayment of previous crude oil discounts, or premiums, are limited to $20 million in any one quarter. Any amounts subject to the quarterly payment limitations are carried forward and applied in subsequent quarters.

     As of June 30, 2002, a cumulative quarterly surplus of $77.5 million existed under the contract. As a result, to the extent the Company experiences quarterly shortfalls in coker gross margins going forward, the price it pays for Maya crude oil in succeeding quarters will not be discounted until this cumulative surplus is offset by future shortfalls.

     Insurance Expenses

     The Company purchases insurance intending to protect against risk of loss from a variety of exposures common to the refining industry, including property damage, business interruptions, third party liabilities, workers compensation, marine activities, and directors and officers legal liability, among others. The Company employs internal risk management measurements, actuarial analysis, and peer benchmarking to assist in determining the appropriate limits, deductibles, and coverage terms for the Company. The Company believes the insurance coverages it currently purchases are consistent with customary insurance standards in the industry. The Company's major insurance policies expire on October 1, 2002, at which time it expects to renew or replace all of its current lines of coverage. Due to the effects of the events of September 11, 2001 on the insurance market, the Company may experience significant changes to its current insurance program at renewal, including restriction or elimination of certain coverage terms (e.g., terrorism coverage), higher required deductibles, unavailability of high coverage limits on commercially reasonable terms, and increased premium expenses. While the Company intends to continue purchasing insurance coverages consistent with customary insurance standards in the industry, future losses could exceed insurance policy limits or under adverse interpretations, be excluded from coverage.

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

     . Reliability and efficiency of our operating facilities which are effected by such potential hazards as equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather and other factors which could result in significant planned and unplanned downtime;

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

Results of Operations

     This Management Discussion and Analysis of Financial Condition and Results of Operations reflects the results of operations and financial condition of Premcor Inc. and subsidiaries, which is materially the same as the results of operations and financial condition of PRG and Premcor USA. Results of operations, transactions, financial positions, and cash flows that are unique to PRG and Premcor USA are clearly identified.

     Premcor Inc. owns all of the outstanding common stock of Premcor USA, and Premcor USA owns all the outstanding common stock of PRG. After the June 6, 2002 Sabine restructuring described below, PRG owns all of the outstanding common stock of Sabine River Holding Corp., or Sabine. PRG together with Sabine's principal operating subsidiary Port Arthur Coker Company L.P., or PACC, own and operate three refineries with a combined crude oil throughput capacity of 490,000 barrels per day, or bpd. These refineries are located in Port Arthur, Texas; Lima, Ohio; and Hartford, Illinois.

         On June 6, 2002, PRG and Sabine completed a series of transactions, referred to as the Sabine restructuring, that resulted in Sabine and its subsidiaries becoming wholly owned subsidiaries of PRG. Sabine, through PACC, owns and operates a heavy oil processing facility, which is operated in conjunction with PRG's Port Arthur, Texas refinery. Prior to the Sabine restructuring, Sabine was 90% owned by Premcor Inc. and 10% owned by Occidental Petroleum Corporation. The transfer of ownership in which Sabine became a wholly owned subsidiary of PRG was an exchange of ownership interest between entities under common control, and therefore was accounted for at the book value of Sabine, similar to a pooling of interests. Accordingly, Premcor USA's and PRG's historical financial statements have been restated to include the consolidated results of operations, financial position, and cash flows of Sabine as if the combination had occurred on January 1, 2001.

         The Sabine restructuring was permitted by the successful consent solicitation of the holders of Sabine's Port Arthur Finance Corp. 12 1/2% senior notes due 2009. The Sabine restructuring was accomplished according to the following steps, among others:

..    Premcor Inc. contributed $225.6 million in proceeds from its initial public offering of common stock to Sabine. Sabine used the proceeds from the equity contribution, plus cash on hand, to prepay $221.4 million of its senior secured bank loan and to pay a dividend of $141.4 million to Premcor Inc.;

..    Commitments under Sabine's senior secured bank loan, working capital facility, and certain insurance policies were terminated and related guarantees were released;

..    PRG's existing working capital facility was amended and restated to, among other things, permit letters of credit to be issued on behalf of Sabine;

..    Occidental exchanged its 10% interest in Sabine for 1,363,636 newly issued shares of Premcor Inc. common stock;

..    Premcor Inc. contributed its 100% ownership interest in Sabine to Premcor
     USA, and Premcor USA, in turn, contributed its 100% ownership interest to PRG; and

..    PRG fully and unconditionally guaranteed, on a senior unsecured basis, the payment obligations under the PAFC 12 1/2% senior notes due 2009. The guarantee was issued in a private placement made in reliance on an exemption from the registration requirements of the Securities Act. Due to the PRG guarantee, Sabine is no longer required to file periodic reports under the Securities Exchange Act of 1934, as amended. PRG and Sabine have agreed to file a registration statement under the Securities Act to register the notes and the PRG guarantee, not later than 120 days from June 6, 2002.

     Premcor Inc.'s acquisition of the 10% ownership in Sabine was accounted for under the purchase method. The purchase price was based on the exchange of 1,363,636 shares of Premcor Inc. common stock for the 10% interest in Sabine and was valued at $30.5 million or approximately $22 per share. The purchase price of the 10% minority interest in Sabine exceeded the book value by $8.0 million. Based on an appraisal of the Sabine assets, the excess of the purchase price over the book value of the minority interest was recorded by Premcor Inc. as an investment in property, plant and equipment and will be depreciated over the remaining lives of the assets. Because the purchase price did not exceed the fair value of the underlying assets, no goodwill was recognized.

     The following tables reflect Premcor Inc.'s financial and operating highlights for the three- and six-month periods ended June 30, 2001 and 2002.

               Financial Results                         For the Three Months             For the Six Months
        (in millions, except as noted)                      Ended June 30,                   Ended June 30,
                                                     ----------------------------    -------------------------
                                                        2001             2002            2001           2002
                                                     ----------       -----------    -----------  ------------
Net sales and operating revenues................      $1,818.3         $ 1,679.0      $ 3,504.7    $  2,907.3
Cost of sales...................................       1,337.3           1,523.4        2,742.9       2,585.0
                                                     ----------       -----------    -----------  ------------
   Gross margin.................................         481.0             155.6          761.8         322.3
Operating expenses..............................         118.1             114.1          250.9         228.6
General and administrative expenses.............          16.6              14.4           29.2          28.9
Stock option compensation expense...............            --               3.8             --           5.7
                                                     ----------       -----------    -----------  ------------
   Adjusted EBITDA .............................         346.3              23.3          481.7          59.1
Depreciation and amortization...................          22.9              21.9           44.5          44.1
Refinery restructuring and other charges........            --              16.6          150.0         158.6
                                                     ----------       -----------    -----------  ------------
   Operating income (loss)......................         323.4             (15.2)         287.2        (143.6)
Interest expense and finance income, net........         (35.3)            (30.0)         (72.5)        (61.0)
Loss on extinguishment of long-term debt........            --             (19.3)            --         (19.3)
Income tax benefit (provision)..................        (103.3)             23.5          (47.3)         84.9
Minority interest ..............................          (7.6)              0.9          (10.9)          1.7
                                                     ----------       -----------    -----------  ------------
   Income (loss) from continuing operations.....         177.2             (40.1)         156.5        (137.3)
Loss on discontinued operations.................            --                --           (8.5)           --
                                                     ----------       -----------    -----------  ------------
   Net income (loss) ...........................         177.2             (40.1)         148.0        (137.3)
Preferred stock dividends ......................          (2.7)               --           (5.2)         (2.5)
                                                     ----------       -----------    -----------  ------------
   Net income (loss) available to common
     stockholders ..............................      $  174.5         $   (40.1)     $   142.8    $   (139.8)
                                                     ==========       ===========    ===========  ============

Income (loss) from continuing operations per
   common share:
   Basic .......................................      $   5.49         $   (0.82)     $    4.76    $    (3.47)
   Diluted .....................................      $   5.06         $   (0.82)     $    4.39    $    (3.47)
Weighted average common shares outstanding:
   Basic .......................................          31.8              48.7           31.8          40.3
   Diluted .....................................          34.5              48.7           34.5          40.3

               Market Indicators                           For the Three Months             For the Six Months
     (dollars per barrel, except as noted)                    Ended June 30,                  Ended June 30,
                                                     ----------------------------    --------------------------
                                                        2001              2002          2001            2002
                                                     ----------       -----------    -----------  -------------
West Texas Intermediate (WTI) crude oil (sweet) ...   $  27.89         $   26.28      $   28.35    $  23.94
Crack Spreads: *
     Gulf Coast 3/2/1 .............................   $   6.52         $    3.36      $    5.76    $   3.08
     Gulf Coast 2/1/1..............................   $   5.71         $    2.61      $    5.15    $   2.52
     Chicago 3/2/1 ................................   $  11.97         $    5.29      $    8.95    $   4.48
     Chicago 5/3/2 ................................   $  11.50         $    4.96      $    8.69    $   4.25
Crude Oil Differentials:
     WTI less WTS (sour)...........................   $   3.23         $    1.15      $    3.66    $   1.24
     WTI less Maya (heavy sour)....................   $  10.46         $    4.34      $   10.54    $   4.89
     WTI less Dated Brent (foreign) ...............   $   0.72         $    1.23      $    1.81    $   0.82
Natural gas (per mmbtu) ...........................   $   4.68         $    3.38      $    5.84    $   2.79

       * Crack spreads represent the per barrel margin achieved by converting crude oil into refined products in a specific geographical market area. The first number represents the number of barrels of West Texas Intermediate crude oil, priced at Cushing, Oklahoma as input. The second and third numbers represent the number of barrels of conventional gasoline and the number of barrels of high sulfur diesel fuel, respectively, that result from the refining process.

                                                     For the Three Months              For the Six Months
    Selected Volumetric and Per Barrel Data             Ended June 30,                   Ended June 30,
                                                 ----------------------------     --------------------------
   (in thousands of barrels per day, except         2001              2002           2001            2002
                                                 -----------       ----------     ----------       ---------
                   as noted)
Crude oil throughput by refinery:
   Port Arthur ..............................        230.7            239.9          230.2           235.9
   Lima .....................................        145.9            142.8          139.5           141.2
   Hartford .................................         67.4             65.2           66.0            64.0
   Blue Island ..............................           --               --            8.0              --
                                                 -----------       ----------     ----------       ---------
     Total throughput .......................        444.0            447.9          443.7           441.1

Per barrel of throughput (in dollars):
   Gross margin .............................     $  11.90         $   3.82       $   9.49         $  4.04
   Operating expenses .......................     $   2.92         $   2.80       $   3.12         $  2.86

                                                    Three Months Ended                               Three Months Ended
                                                      June 30, 2001                                     June 30, 2002
                                        -----------------------------------------   ---------------------------------------------
       Selected Volumetric Data           Port                           Total         Port                             Total
   (in thousands of barrels per day)     Arthur   Midwest     Total     Percent       Arthur    Midwest       Total    Percent
                                        --------- --------- ---------- ----------   ----------- ----------- ---------- ----------
Feedstocks:
 Crude oil throughput:
   Sweet                                     --     143.5       143.5     32%             --      142.6       142.6      32%
   Light/medium sour                       39.7      61.8       101.5     22%           33.3       63.4        96.7      21%
   Heavy sour                             191.0       8.0       199.0     45%          206.6        2.0       208.6      46%
                                        --------- --------- ---------- ----------   ----------- ----------- ---------- ----------
     Total crude oil                      230.7     213.3       444.0     99%          239.9      208.0       447.9      99%
 Unfinished and blendstocks                 9.5      (6.6)        2.9      1%           10.3       (8.0)        2.3       1%
                                        --------- --------- ---------- ----------   ----------- ----------- ---------- ----------
     Total feedstocks                     240.2     206.7       446.9    100%          250.2      200.0       450.2     100%
                                        ========= ========= ========== ==========   =========== =========== ========== ==========

Production:
 Light products:
   Conventional gasoline                   85.3      98.1       183.4     40%           85.3      100.1       185.4      40%
   Premium and reformulated gasoline       28.4      22.5        50.9     11%           29.7       17.4        47.1      10%
   Diesel fuel                             69.0      42.8       111.8     24%           66.8       41.0       107.8      23%
   Jet fuel                                23.5      24.8        48.3     11%           30.2       20.7        50.9      11%
   Petrochemical feedstocks                18.4      10.7        29.1      6%           18.4       10.5        28.9       6%
                                        --------- --------- ---------- ----------   ----------- ----------- ---------- ----------
     Total light products                 224.6     198.9       423.5     92%          230.4      189.7       420.1      90%
 Petroleum coke and sulfur                 25.3       7.4        32.7      7%           29.4        6.6        36.0       8%
 Residual oil                               2.9       1.1         4.0      1%            5.6        3.8         9.4       2%
                                        --------- --------- ---------- ----------   ----------- ----------- ---------- ----------
     Total production                     252.8     207.4       460.2    100%          265.4      200.1       465.5     100%
                                        ========= ========= ========== ==========   =========== =========== ========== ==========

                                                    Six Months Ended                               Six Months Ended
                                                     June 30, 2001                                  June 30, 2002
                                        -----------------------------------------   ---------------------------------------------
       Selected Volumetric Data           Port                            Total         Port                             Total
   (in thousands of barrels per day)     Arthur   Midwest*     Total     Percent       Arthur    Midwest       Total    Percent
                                        --------- --------- ---------- ---------    ----------- ----------- ---------- ----------
Feedstocks:
 Crude oil throughput:
   Sweet                                     --     141.7       141.7     31%             --      138.5       138.5      32%
   Light/medium sour                       52.7      66.3       119.0     27%           41.1       61.8       102.9      23%
   Heavy sour                             177.5       5.5       183.0     41%          194.8        4.9       199.7      46%
                                        --------- --------- ---------- ---------    ----------- ----------- ---------- ----------
     Total crude oil                      230.2     213.5       443.7     99%          235.9      205.2       441.1     101%
 Unfinished and blendstocks                 7.2      (2.7)        4.5      1%           (3.2)      (2.2)       (5.4)     (1)%
                                        --------- --------- ---------- ---------    ----------- ----------- ---------- ----------
     Total feedstocks                     237.4     210.8       448.2    100%          232.7      203.0       435.7     100%
                                        ========= ========= ========== =========    =========== =========== ========== ==========

Production:
 Light products:
   Conventional gasoline                   81.8      99.3       181.1     39%           79.0      105.4       184.4      41%
   Premium and reformulated gasoline       24.9      23.6        48.5     10%           21.9       16.1        38.0       8%
   Diesel fuel                             73.6      46.2       119.8     26%           65.6       39.0       104.6      23%
   Jet fuel                                18.9      21.8        40.7      9%           28.6       21.7        50.3      11%
   Petrochemical feedstocks                19.9      10.4        30.3      7%           17.2       10.9        28.1       6%
                                        --------- --------- ---------- ---------    ----------- ----------- ---------- ----------
     Total light products                 219.1     201.3       420.4     91%          212.3      193.1       405.4      89%
 Petroleum coke and sulfur                 28.6       7.7        36.3      8%           31.3        7.2        38.5       9%
 Residual oil                               4.6       2.2         6.8      1%            7.4        3.3        10.7       2%
                                        --------- --------- ---------- ---------    ----------- ----------- ---------- ----------
     Total production                     252.3     211.2       463.5    100%          251.0      203.6       454.6     100%
                                        ========= ========= ========== =========    =========== =========== ========== ==========

* Includes 8.8 of feedstocks and 8.6 of production for the Blue Island refinery which was closed in January 2001

Factors Affecting Comparability

     Blue Island Closure. In January of 2001, we shutdown our refining operations at our Blue Island, Illinois refinery. Our operating results in the first half of 2001 included one month of operating results of our Blue Island refinery.

     Inventory Price Risk Management. The nature of our business leads us to maintain a substantial investment in petroleum inventories. Since petroleum feedstocks and products are essentially commodities, we have no control over the changing market value of our investment. We manage the impact of commodity price volatility on our hydrocarbon inventory position by, among other methods, determining a volumetric exposure level that we consider appropriate and consistent with normal business operations. This target inventory position includes both titled inventory and fixed price purchase and sale commitments. Our current target inventory position, consisting of sales commitments netted against fixed price purchase commitments, amounts to a long inventory position of approximately 6 million barrels.

     Prior to the second quarter of 2002, we did not generally price protect any portion of our target inventory position. However, although we continue to generally leave the titled portion of our inventory position target fully exposed to price flucuations, beginning in the second quarter of 2002, we began to actively mitigate some or all of the price risk related to our target level of fixed price purchase and sale commitments. These risk management decisions are based on the relative level of absolute hydrocarbon prices. The economic effect of our risk management strategy in the second quarter of 2002 was modestly positive as measured against a fully exposed fixed price commitment target. In the first quarter of 2002, we benefited by approximately $30 million from leaving our fixed price commitment target fully exposed in a rising absolute price environment.

     We generally conduct our risk mitigation activities through the purchase or sale of futures contracts on the New York Mercantile Exchange, or NYMEX. Our price risk mitigation activities carry all of the usual time, location and product grade basis risks generally associated with these activities. Because out titled inventory is valued under the last-in, first-out costing method, price fluctuations on our target level of titled inventory have very little effect on our financial results unless the market value of our target inventory is reduced below cost. However, since the current cost of our inventory purchases and sales are generally charged to our statement of operations, our financial results are affected by price movements on the portion of our target level of fixed price purchase and sale commitments that are not price protected.

2002 Compared to 2001

     Overview. Net loss available to common stockholders was $40.1 million in the second quarter of 2002 as compared to net income available to common stockholders of $174.5 million in the corresponding period in 2001. Our operating loss was $15.2 million in the second quarter of 2002 as compared to operating income of $323.4 million in the corresponding period in 2001. The operating loss included pretax refinery restructuring and other charges of $16.6 million in the second quarter of 2002. Excluding the refinery restructuring and other charges, operating income was $1.4 million in the second quarter of 2002.

     Net loss available to common stockholders was $139.8 million in the first half of 2002, compared to net income available to common stockholders of $142.8 million in the corresponding period in 2001. Our operating loss was $143.6 million in the first half of 2002 as compared to operating income of $287.2 million in the corresponding period in 2001. The operating loss included pretax refinery restructuring and other charges of $158.6 million and $150.0 million for the first quarter of 2002 and 2001, respectively. Excluding the refinery restructuring and other charges, we earned operating income of $15.0 million and $437.2 million in the first half of 2002 and 2001, respectively. Operating income, excluding the refinery restructuring and other charges, decreased in the second quarter and first half of 2002 compared to the same periods in 2001 principally due to significantly weaker market conditions in 2002 than in 2001.

     Net Sales and Operating Revenue. Net sales and operating revenues decreased $139.3 million, or 8%, to $1,679.0 million in the second quarter of 2002 from $1,818.3 million in the corresponding period in 2001. Net sales and operating revenues decreased $597.4 million, or 17%, to $2,907.3 million in the first half of 2002 from $3,504.7 million in the corresponding period in 2001. This decrease was mainly attributable to lower product prices in the second quarter and first half of 2002 as compared to the same periods of 2001.

     Gross Margin. Gross margin decreased $325.4 million to $155.6 million in the second quarter of 2002 from $481.0 million in the corresponding period in 2001. Gross margin decreased $439.5 million to $322.3 million in the first half of 2002 from $761.8 million in the corresponding period in 2001. The decrease in gross margin in the second quarter and first half of 2002 as compared to the corresponding periods in 2001 was principally driven by significantly weaker market conditions in 2002 than in 2001. The events of September 11, 2001, a sluggish world economy and an extremely mild winter contributed to high distillate and gasoline inventories, which depressed industry refining margins in the first quarter. Industry refining margins improved in the second quarter as demand increased for the spring and summer driving season; however, crack spreads in our market areas remained significantly below their prior year levels. The average Gulf Coast and Chicago crack spreads were approximately 50% lower in the second quarter and first half of 2002 than for the same periods of 2001.

     OPEC production cutbacks during 2002 were concentrated in heavy and sour crude oils which led to a significant narrowing of the price spreads between West Texas Intermediate sweet crude oils (or WTI) and Maya heavy sour and medium sour crude oils. This had a significant negative impact on our gross margin because a large proportion of our crude oil throughput is heavy sour and light/medium sour crude oils, which are typically purchased at a discount from WTI, the benchmark crude oil used in industry crack spread calculations. As shown on the table of Market Indicators above, the price spread, or differential, between WTI and Maya heavy sour crude oil was approximately 60% lower in this year's second quarter than in last year's second quarter, and was approximately 54% lower for the first six months of 2002 than for the same period last year. This type of crude oil accounts for between 41% and 46% of our crude oil throughput. Light and medium sour crude oils account for between 21% and 27% of our crude oil throughput. The price differential between WTI and West Texas Sour is indicative of the discounts typically received on this type of crude oil. This differential was approximately 65% lower in both the second quarter and first six months of 2002, than in the corresponding 2001 periods. Our gross margin in the first half of 2002 was also affected by planned and unplanned downtime at our refineries.

     Refinery Operations

     In May 2002, we had a three-day unplanned shutdown of the reformer unit at the Lima refinery. The result of the shutdown was the production of non-saleable inventory that was rerun in the later part of the second quarter and into the third quarter resulting in lost economics. Our Port Arthur and Hartford refineries reduced crude oil throughput rates slightly during the second quarter due to the narrow price differentials for sour and heavy sour crude oil as discussed above.

     In February 2002, we shutdown our coker unit at our Port Arthur refinery for ten days for unplanned maintenance. We took advantage of the coker outage to make repairs to the distillate and naphtha hydrotreaters, including turnaround maintenance that was originally planned for later in the year. Crude oil throughput rates were restricted by approximately 18,000 bpd during this time, but returned to near capacity of 250,000 bpd following the maintenance. In January 2002, we shut down the fluid catalytic cracking (FCC) unit, gas oil hydrotreating unit and sulfur plant for approximately 39 days at our Port Arthur refinery for planned turnaround maintenance. This turnaround maintenance did not affect crude oil throughput rates but did lower gasoline production. We sold more unfinished products during the first quarter of 2002 due to this shutdown. All three refineries operated below economic crude oil throughput capacity during the first half of 2002 due to poor refining market conditions.

     In 2001, crude oil throughput rates at the Port Arthur refinery were restricted due to a lightning strike in early May, which limited the crude unit rate through the balance of the second quarter. The crude unit was shutdown in early July for 10 days to repair the damage caused by the lightning strike. Crude oil throughput rates in the first half of 2001 at Port Arthur were restricted due to the lightning strike plus restrictions on the crude unit as downstream process units were in start-up operations during the first quarter. In January of 2001, our new hydrocracker was brought on-line and our new coker unit and sulfur plant were still in start-up operations, having begun operations in December 2000. In the first half of 2001, crude oil throughput rates were below capacity at our Lima refinery due to crude oil delivery delays caused by bad weather in the Gulf Coast and a month-long maintenance turnaround on its coker and isocracker units in the first quarter. Crude oil throughput rates were also below capacity for the first half of 2001 at our Hartford refinery due to coker unit repairs in the first quarter. Both Lima and Hartford operated near their economic crude oil throughput capacity in the second quarter of 2001.

     Safety

     We continuously aim to achieve excellent safety and health performance. We believe that a superior safety record is inherently tied to achieving our productivity and financial goals. We measure our success in this area primarily through the use of accident frequency rates administered by the Occupational Safety and Health Administration, or OSHA. The accident frequency rates, or recordable injury rates, reflect the number of recordable incidents per 200,000 hours worked. For the six months ended June 30, 2002, our refineries had the following recordable injury rates: Port Arthur: 1.41; Lima: 1.41; and Hartford:
0.0. The United States refining industry average recordable injury rate for 2001 was 1.35. Despite our best efforts to achieve excellence in our safety and health performance, there can be no assurance that our employees will not be injured, even fatally injured.

     Operating Expenses. Operating expenses decreased $4.0 million to $114.1 million in the second quarter of 2002 from $118.1 million in the corresponding period in 2001. Operating expenses decreased $22.3 million to $228.6 million in the first half of 2002 from $250.9 million in the corresponding period in 2001. The decrease in the second quarter of 2002 was principally due to lower natural gas prices partially offset by higher repair and maintenance costs at the Hartford refinery and higher employee expenses. The decrease in the first half of 2002 was principally due to significantly lower natural gas prices partially offset by higher repair and maintenance costs and higher employee expenses. The higher employee expenses related primarily to new benefit plans and higher medical benefit costs for both current and post retirement plans.

     General and Administrative Expenses. General and administrative expenses decreased $2.2 million to $14.4 million in the second quarter of 2002 from $16.6 million in the corresponding period in 2001. General and administrative expenses decreased $0.3 million to $28.9 million in the first half of 2002 from $29.2 million in the corresponding period in 2001. The decrease in the second quarter was principally due to lower wages and benefits following a restructuring which resulted in a decrease by approximately one third of the administrative positions in the St. Louis based general office. Partially offsetting this decrease were higher employee benefit costs particularly related to new pension and retirement plans and both current and post retirement employee medical benefit costs.

     Stock Option Expense. Stock option expense was $3.8 million and $5.7 million for the second quarter and first half of 2002, respectively. During the second quarter of 2002, we elected to adopt the fair value based expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). We previously applied the intrinsic value based expense recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). SFAS No. 123 provides that the adoption of the fair value based method is a change to a preferable method of accounting. As provided by SFAS No. 123, the stock option compensation expense is calculated based only on stock options granted in the year of election and thereafter. All stock options granted prior to January 1, 2002 continue to be accounted for under APB No. 25.

     In relation to two new 2002 stock incentive programs, we had recognized stock option compensation expense of $1.6 million in the quarter ended March 31, 2002, and would have recognized $2.8 million and $4.4 million for the three-month and six-month periods ended June 30, 2002, respectively, under APB No. 25. The adoption of SFAS No. 123 increased stock option compensation expense by $1.0 million and $1.3 million for the three-month and six-month periods ended June 30, 2002, respectively. The adoption of SFAS No. 123 increased our net loss by $0.6 million (less than $0.01 per basic share) and $0.8 million (less than $0.01 per basic share) for the three-month and six-month periods ended June 30, 2002, respectively.

     Since nonvested awards issued to employees prior to January 1, 2002 were and continue to be accounted for using the intrinsic value based provisions of APB No. 25, the prospective application of employee stock-based compensation expense determined using the fair value based method is not necessarily indicative of future expense amounts when the fair value based method will apply to all outstanding, nonvested awards.

     The effects of the adoption of SFAS No. 123 on loss from continuing operations, net loss available to common stockholders, and net loss per share for the three-month period ended March 31, 2002 are as follows:

            Loss from continuing operations and net loss available to
                common stockholders:
                As reported                                            $  (99.5)
                Revised for adoption of SFAS No. 123                   $  (99.7)

            Net loss per common share (in whole dollars):
                As reported                                            $  (3.13)
                Revised for adoption of SFAS No. 123                   $  (3.14)

     With respect to all stock option grants outstanding at June 30, 2002, the Company will record future non-cash stock option compensation expense and additional paid-in capital of $44.6 million over the applicable vesting periods of the grants.

     Depreciation and Amortization. Depreciation and amortization expenses were relatively the same in the second quarter and first half of 2002 as compared to the same periods in 2001. In the first half of 2002 depreciation expense decreased as compared to the first half of 2001 as depreciation ceased for the Hartford refinery assets beginning in March 2002. This decrease was offset by an increase in amortization due to the completion of the turnaround at the Port Arthur refinery in early 2002.

     Refinery Restructuring and Other Charges. In 2002, we recorded refinery restructuring and other charges of $158.6 million, $142.0 million in the first quarter and $16.6 million in the second quarter.

The year-to-date charge consisted of the following:

..    a $137.4 million charge related to the announced shutdown of refining operations at the Hartford, Illinois refinery,
..    a $22.3 million charge related to the restructuring of our management team and administrative functions,
..    income of $5.0 million related to the unanticipated sale of a portion of the Blue Island refinery assets previously written off,
..    a $2.5 million charge related to the termination of certain guarantees at
     PACC as part of the Sabine restructuring, and
..    a $1.4 million loss related to the sale of idled assets.

The second quarter charge consisted of the following:

..    an additional $6.2 million charge related to the announced shutdown of refining operations at the Hartford, Illinois refinery,
..    a $6.5 million charge related to the restructuring of our administrative functions,
..    a $2.5 million charge related to the termination of certain guarantees at
     PACC as part of the Sabine restructuring, and
..    a $1.4 million loss related to the sale of idled assets.

In 2001, refinery restructuring and other charges consisted of a $150.0 million charge related to the January 2001 closure of the Blue Island, Illinois refinery.

     Hartford Refinery

     In February 2002, we announced that we would shutdown refining operations at the Hartford, Illinois refinery in October 2002. Although the Hartford refinery has marginally contributed to our earnings in the past, we have concluded that there is no economically viable manner of reconfiguring the refinery to produce fuels which meet new gasoline and diesel fuel standards mandated by the federal government. We are pursuing all options, including the sale of the refinery, to mitigate the loss of jobs and refinery capacity in the Midwest. We have extended the closing date of the refinery by one month to November 2002 in order to provide additional time for consideration of certain opportunities. We believe that we are more likely to maximize value of the refinery if the refinery is operating when a transaction is consummated.

     Since the Hartford refinery operation had been only marginally profitable over the last 10 years and since substantial investment would be required to meet new required product specifications in the future, our reduced refining capacity resulting from the shutdown is not expected to have a significant negative impact on net income or cash flow from operations. The only anticipated effect on net income and cash flow in the future will result from the actual shutdown process, including recovery of realizable asset value, and subsequent environmental site remediation, which will occur over a number of years. Unless there is a need to adjust the shutdown reserve in the future as discussed below, there should be no significant effect on net income beyond 2002.

     A pretax charge of $131.2 million was recorded in the first quarter of 2002 and an additional pretax charge of $6.2 million was recorded in the second quarter of 2002. The total charge included $70.7 million of non-cash long-lived asset write-offs to reduce the refinery assets to their estimated net realizable value of $61.0 million. The net realizable value was determined by estimating the value of the assets in a sale or operating lease transaction. We have had preliminary discussions with third parties regarding such a transaction, but there can be no assurance that one will be completed. In the event, that a sale or lease transaction is not completed, the net realizable value may be less than $61.0 million and a further write-down may be required. The net realizable value was recorded as a current asset on the balance sheet. In the second quarter of 2002, we completed an evaluation of Hartford's warehouse stock, catalysts, chemicals, and additives inventories, and we determined that a portion of these inventories would not be recoverable upon the closure of the refinery. Accordingly, we wrote-down these assets by $3.2 million.

     The total charge also included a reserve for future costs of $62.5 million as itemized below. The Hartford restructuring reserve balance and net cash activity as of June 30, 2002 is as follows:

                                                 Initial      Net Cash     Reserve as of
                                                 Reserve       Outlay      June 30, 2002
                                                ---------    ----------    -------------
Employee severance..........................    $   16.6     $    0.1        $   16.5
Plant closure/equipment remediation.........        12.9          4.4             8.5
Site clean-up/environmental matters.........        33.0         --              33.0
                                                ---------    ---------       --------
                                                $   62.5     $    4.5        $   58.0
                                                =========    =========       ========

     The initial reserve included an additional $1.9 million charge recorded in the second quarter of 2002 that related primarily to the cancellation of various capital projects that were underway prior to the announced closure. Management adopted an exit plan that details the shutdown of the process units at the refinery and the subsequent environmental remediation of the site. We expect the majority of the shutdown of the process units will be completed in the fourth quarter of 2002. We estimate that 315 employees, both hourly (covered by collective bargaining agreements) and salaried, will be terminated due to this shutdown, 98% of which are scheduled to be terminated in November of 2002. The site clean-up and environmental reserve takes into account costs that are reasonably foreseeable at this time. As the site remediation plan is refined and work is performed, further adjustments of the reserve may be necessary, and such adjustments may be material.

     Finally, the total charge included a $1.1 million reserve, which was recorded in the second quarter of 2002, related to post-retirement expenses that were extended to certain employees who were nearing the retirement requirements. This liability was recorded in "Other Long-term Liabilities" on the balance sheet together with our other post retirement liabilities.

     Hartford, Illinois Vapor Extraction System. The Hartford refinery is located in an area in which two other refineries have historically operated, one of which is still in operation today. Since the late 1980's it has been widely recognized in the Hartford community that a plume of gasoline is present under certain portions of the town of Hartford. All three of the refineries, including our Hartford refinery, may have historically contributed to this plume. Since the mid-1990's we have operated, on a voluntary basis, a vapor recovery system designed to prevent gasoline odors from rising into the homes in that area of Hartford overlying the plume. In the second quarter of 2002, a combination of high groundwater levels and high rainfall caused gasoline odors to rise into four homes in an area adjacent to the area which the vapor extraction system is designed to cover. Since this occurrence, we have been in discussions with regulatory authorities, state and local community leaders, and residents regarding a potential upgrade of the vapor recovery system to cover the area of town in which those homes are located. No civil litigation or regulatory enforcement action has resulted from this occurrence. If such litigation or action were initiated, we do not believe that such litigation or action would have a material adverse effect on our financial condition or results of operation.

     Alleged Asbestos Exposure. We have recently been named, along with numerous other defendants, in approximately twenty claims alleging personal injury resulting from exposure to asbestos. All of the claims have been filed by employees of third-party independent contractors who purportedly were exposed to asbestos while performing services at our Hartford refinery. A majority of the lawsuits have only recently been served and all of them are in the very early stages of litigation. Substantive discovery has not yet been conducted. It is impossible at this time for us to quantify our exposure from these claims, but we do not believe that any liability resulting from the resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

     Company Management and Administrative Restructuring

     In February 2002, we began the restructuring of our executive management team and subsequently our administrative functions with the hiring of Thomas D. O'Malley as chairman, chief executive officer, and president and William E. Hantke as executive vice president and chief financial officer. In the first quarter of 2002, we recognized severance expense of $5.0 million and non-cash compensation expense of $5.7 million resulting from modifications of stock option terms related to the resignation of the officers who previously held these positions. In addition, we incurred a charge of $5.0 million for the cancellation of a monitoring agreement with an affiliate of our majority owner, Blackstone Management Associates III L.L.C. In the second quarter of 2002, we commenced a restructuring of our St. Louis-based general and administrative operations and recorded a charge of $6.5 million for severance, outplacement and other employee-related restructuring expenses.

     Interest Expense and Finance Income, net. Interest expense and finance income, net decreased $5.3 million to $30.0 million in the second quarter of 2002 from $35.3 million in the corresponding period in 2001. Interest expense and finance income, net decreased $11.5 million to $61.0 million in the first half of 2002 from $72.5 million in the corresponding period in 2001. These decreases related primarily to lower interest rates on our floating rate debt and lower interest expense due to the repurchase of certain debt securities in the third quarter of 2001 and in the second quarter of 2002.

     Loss on Extinguishment of Long-term Debt. In the second quarter of 2002, we recorded a loss of $19.3 million related to the early redemption and repurchase of portions of our long-term debt. This loss included $9.2 million of premiums associated with the early repayment of long-term debt, a $9.5 million write-off of unamortized deferred financing costs related to the prepaid debt, and a $0.6 million write-off of a prepaid premium for an insurance policy guaranteeing the interest and principal payments on Sabine's long-term debt. PRG recorded a loss of $9.3 million related to this early redemption of long-term debt, of which $0.9 million related to premiums, $7.8 million related to the write-off of deferred financing costs, and $0.6 million related to the write-off of debt guarantee fees at Sabine.

     Income Tax (Provision) Benefit. We recorded a $23.5 million income tax benefit in the second quarter of 2002 versus an income tax provision of $103.3 million in the corresponding period in 2001. We recorded an $84.9 million income tax benefit in the first half of 2002 versus an income tax provision of $47.3 million in the corresponding period in 2001. The income tax provision of $47.3 million for 2001 included the effect of a $30.0 million decrease in the deferred tax valuation allowance. During the first quarter of 2001, we reversed our remaining deferred tax valuation allowance as a result of the analysis of the likelihood of realizing the future tax benefit of our federal and state tax loss carryforwards, alternative minimum tax credits and federal and state business tax credits.

     We currently have a net deferred tax asset of $68.6 million (Premcor USA - $68.7 million; PRG - $33.9 million) recorded on our balance sheet. SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result of the analysis of the likelihood of realizing the future tax benefit of our federal and state tax loss carryforwards, alternative minimum tax credits and federal and state business tax credits, we have not provided a valuation allowance related to the net deferred tax asset. The likelihood of realizing the net deferred tax asset is analyzed on a regular basis and should it be determined that it is more likely than not that some portion or all of the net deferred tax asset will not be realized, a tax valuation allowance and a corresponding income tax provision would be required at that time.

     Discontinued Operations. In 2001, we recorded a pretax charge of $14.0 million, $8.5 million net of income taxes, related to environmental liabilities of discontinued retail operations. This charge represented an increase in estimates regarding our environmental clean up obligation and was prompted by the availability of new information concerning site by site clean up plans and changing postures of state regulatory agencies.

Outlook

     Market. We expect industry refining margins for the third quarter of 2002 to be significantly lower than 2001 levels due to continued high inventory and import levels and lagging demand. Crude oil differentials for sour and heavy sour crude oils are expected to be particularly constrained due to the effects of OPEC cutbacks, which have been concentrated on heavy crude oil. Because we run a significant amount of sour and heavy sour crude oils, we expect the narrow heavy/light differentials to have a significant negative impact on our results, such that if they do not improve, may make it difficult for us to achieve a profit in the third quarter.

     Gross Margin. It is common practice in our industry to look to benchmark market indicators as a predictor of actual refining margins. For example, the 3/2/1 benchmark crack spread models a refinery that consumes WTI sweet crude oil and produces roughly 66% regular gasoline and 33% high sulfur distillate. To improve the reliability of this benchmark as a predictor of actual refining margins, it must first be adjusted for a crude oil slate that is not 100% light and sweet. Secondly, it must be adjusted to reflect variances from the benchmark product slate to the actual, or anticipated, product slate. Lastly, it must be adjusted for any other factors not anticipated in the benchmark, including ancillary crude and product costs such as transportation, storage and credit fees, inventory fluctuations and price risk management activities.

     Our Port Arthur refinery has historically produced roughly equal parts gasoline and distillate. For this reason, we believe the Gulf Coast 2/1/1 crack spread more closely reflects our product slate than the Gulf Coast 3/2/1 crack spread. However, approximately 15% of Port Arthur's product slate is lower value petroleum coke and residual oils which will negatively impact the refinery's performance against the benchmark crack spread.

     Port Arthur's crude oil slate is approximately 80% Maya heavy sour crude oil and 20% medium sour crude oil. Accordingly, the WTI/Maya and WTI/WTS crude oil differentials can be used as an adjustment to the benchmark crack spread. As discussed elsewhere is this Form 10-Q, under current market conditions we do not anticipate any discounts on our purchases of Maya crude oil under our crude oil supply agreement through the balance of 2002. Ancillary crude costs, primarily transportation, at Port Arthur averaged $.60 per barrel of crude oil throughput in the second quarter of 2002 and $.66 per barrel of crude oil throughput for the first six months of 2002. No significant downtime is planned for Port Arthur for the balance of 2002 and we expect crude oil throughput rates to continue at, or near, their 2002 year-to-date rates.

     Our Lima refinery has a product slate of approximately 60% gasoline and 30% distillate and we believe the Chicago 5/3/2 is an appropriate benchmark. This refinery consumes approximately 95% light sweet crude oil with the balance being light sour crudes. We opportunistically buy a mix of domestic and foreign sweet crude oils. The foreign crude oils consumed at Lima are priced relative to Brent and the WTI/Brent differential can be used to adjust the benchmark. Ancillary crude costs for Lima averaged $1.28 per barrel of crude throughput for the second quarter of 2002 and $1.26 per barrel for the first six months of 2002. No significant downtime is planned for Lima for the rest of 2002 and crude oil throughput rates are expected to continue at, or near, their 2002 year-to-date rates.

     The Hartford refinery is scheduled for closure on November 1, 2002. Until that date, we expect the refinery will continue, at or near, its 2002 year-to-date crude oil throughput rate. We believe the Chicago 3/2/1 crack spread is an appropriate benchmark for Hartford. Although capable of running a heavier crude slate, the refinery currently runs primarily light and medium sour crude oils. Accordingly, the WTI/WTS crude oil differential can be used as an adjustment to the benchmark crack spread. Nearly 10% of Hartford's product slate is lower value petroleum coke and residual oils, which will negatively impact its results compared to the benchmark. Ancillary crude costs for Hartford averaged $1.24 and $1.25 per barrel of crude throughput for the second quarter and six months ended June 30, 2002, respectively.

     Operating Expenses. Natural gas is the most variable component of our operating expenses. On an annual basis, our refineries consume approximately
26.7 mmbtu of natural gas. We anticipate this usage will be 25.9 mmbtu after the planned closure of the Hartford refinery on November 1, 2002. In a normalized natural gas pricing environment and assuming average crude oil throughput levels, our annual operating expenses should range between

$450 million and $475 million. The closure of the Hartford refinery is expected to reduce this amount to $380 million to $400 million.


     General and Administrative Expenses. During the second quarter of 2002, we restructured our general and administrative operations to reduce our overhead costs. When the restructuring plan is fully implemented, we expect our general and administrative expenses to total approximately $40 million annually. In addition, we recognize non-cash stock option compensation expense computed under SFAS 123. Through June 30, 2002, $5.7 million in stock option compensation expense has been incurred to cover all 2002 stock options issued to date, representing 73% of all stock options currently outstanding. We expect to charge $4.2 million per quarter for the approximately ten quarters remaining in the 2002 option grants vesting period. Future option grants will be treated in the same manner.

     Insurance Expense. We carry insurance policies on insurable risks, which we believe to be appropriate at commercially reasonable rates. While we believe that we are adequately insured, future losses could exceed insurance policy limits or under adverse interpretations, be excluded from coverage. Future costs, if any, incurred under such circumstances would have to be paid out of general corporate funds.

     We are in the process of renewing our comprehensive insurance program. Current indications are that we may have to change the nature and scope of some of our coverages and that premiums may increase substantially. These changes are expected to be effective October 1, 2002 and may result in a significant increase in our operating expenses and general and administrative expenses.

     Depreciation and amortization. Depreciation and amortization expense for the second quarter of 2002 was $21.9 million and excludes the Hartford refinery, which has been accounted for as an asset held for sale. This amount will increase in future periods based upon capital expenditure activity. Included in this amount is the amortization of our turnaround costs, generally over four years. As described below, a proposed accounting pronouncement, if adopted, would require that we expense these costs as incurred. If the proposed accounting pronouncement is adopted, we would be required to write-off our unamortized turnaround costs of approximately $104 million in the first quarter of 2003. This charge would be shown as a cumulative effect of an accounting change, net of taxes.

     Interest Expense. Based on our outstanding long-term debt at June 30, 2002, our annual interest expense is approximately $85 million. All of our debt is at fixed rates with the exception of $240 million in floating rate notes tied to LIBOR.

     Income Taxes. Our effective tax rate for the six months ended June 30, 2002 was 38.0% and approximates the rate we expect for all of 2002.

     Capital Expenditures and Turnarounds. Capital expenditures and turnarounds for the first six months of 2002 totaled $70.2 million. We plan to expend a similar amount for the second half of 2002 and approximately $200 million in 2003. We have stated that we plan to fund capital expenditures with internally generated funds. If the current market environment continues, this plan may not be practicable and we are reevaluating the scope and timing of our capital expenditures plan and potential financing alternatives.

Liquidity and Capital Resources

Cash Balances

     As of June 30, 2002, we had a cash and short term investment balance of $182.2 million of which $120.2 million was held by PRG, $17.1 million by Premcor USA, and $44.9 million by Premcor Inc. In addition, under an amended common security agreement related to PACC's senior debt, PACC is required to maintain $45.0 million of restricted cash for debt service plus an amount equal to the next principal and interest payment, prorated based on the number of months remaining until that payment is due. As of June 30, 2002, cash of $65.4 million was restricted under these requirements.

Cash Flows from Operating Activities

     Net cash used in operating activities for the six months ended June 30, 2002 was $54.8 million compared to net cash provided from operations of $384.4 million in the corresponding period of 2001. The use of cash for operating activities in 2002 as compared to the provision of cash from operations in 2001 is mainly attributable to weak market conditions which resulted in poor operating results. Working capital as of June 30, 2002 was $335.5 million, a 1.54-to-1 current ratio, versus $482.6 million as of December 31, 2001, a 1.83-to-1 current ratio. The decrease in working capital included the use of approximately $203 million of available cash, excluding initial public offering proceeds, to repay long-term debt. Our cash investment in hydrocarbon working capital at June 30, 2002 was approximately $50 million above our normalized operating level due primarily to timing of crude oil purchases and product receipts. This incremental investment is believed to be temporary.

     Blue Island Refinery Closure

     In January 2001, we shutdown the refining operations at our Blue Island, Illinois refinery. The Blue Island restructuring reserve balance and net cash activity as of June 30, 2002 is as follows:

                                                       Reserve as of
                                                        December 31,         Net Cash           Reserve as of
                                                            2001              Outlay            June 30, 2002
                                                    ------------------    ---------------     -----------------
Employee severance................................      $   2.1            $    1.5                $   0.6
Plant closure/equipment remediation...............         13.9                 2.5                   11.4
Site clean-up/environmental matters...............         20.5                 4.0                   16.5
                                                        -------            --------                -------
                                                        $  36.5            $    8.0                $  28.5
                                                        =======            ========                =======

         We expect to spend approximately $16 million in 2002 related to the reserve for future costs, with the majority of the remainder to be spent over the next several years. The site clean-up and environmental reserve takes into account costs that are reasonably foreseeable at this time. As the site remediation plan is finalized and work is performed, further adjustments of the reserve may be necessary. In 2002, environmental risk insurance policies covering the Blue Island refinery site have been procured and bound. Final policies will be issued pending the insurers' concurrence that the terms of the remediation contract, as executed, are materially consistent with the proposed contract submitted as part of the application process. We expect to finalize and execute the remediation contract in the third quarter of 2002. This insurance program will allow us to quantify and, within the limits of the policy, cap our cost to remediate the site, and provide insurance coverage from future third party claims arising from past or future environmental releases. The remediation cost overrun policy has a term of ten years and, subject to certain exceptions and exclusions, provides $25 million in coverage in excess of a self-insured retention amount of $26 million. The pollution legal liability policy provides for $25 million in aggregate coverage and per incident coverage in excess of a self insured retention of $250,000 per incident. We believe this program also provides governmental agencies financial assurance that, once begun, remediation of the site will be completed in a timely and prudent manner.

     Long-Term Crude Oil Contract

     PACC is party to a long-term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V ("PEMEX"), an affiliate of Petroleos Mexicanos, the Mexican state oil company, which supplies approximately 167,000 barrels per day of Maya crude oil to our Port Arthur refinery. Under the terms of this agreement, PACC is obligated to buy Maya crude oil from PEMEX, and PEMEX is obligated to sell to PACC Maya crude oil. An important feature of this agreement is a price adjustment mechanism designed to minimize the effect of adverse refining margin cycles and to moderate the fluctuations of the coker gross margin, a benchmark measure of the value of coker production over the cost of coker feedstocks. This price adjustment mechanism contains a formula that represents an approximation of the coker gross margin and provides for a minimum average coker margin of $15 per barrel over the first eight years of the agreement, which began on April 1, 2001. The agreement expires in 2011.

     On a monthly basis, the coker gross margin, as defined under this agreement, is calculated and compared to the minimum. Coker gross margins exceeding the minimum are considered a "surplus" while coker gross margins that fall short of the minimum are considered a "shortfall." On a quarterly basis, the surplus and shortfall determinations since the beginning of the contract are aggregated. Pricing adjustments to the crude oil we purchase is only made when there exists a cumulative shortfall. When this quarterly aggregation first reveals that a cumulative shortfall exists, we receive a discount on our crude oil purchases in the next quarter in the amount of the cumulative shortfall. If thereafter, the cumulative shortfall incrementally increases, we receive additional discounts on our crude oil purchases in the succeeding quarter equal to the incremental increase. Conversely, if thereafter, the cumulative shortfall incrementally decreases, we repay discounts previously received, or a premium, on our crude oil purchases in the succeeding quarter equal to the incremental decrease. Cash crude oil discounts received by us in any one quarter are limited to $30 million, while our repayment of previous crude oil discounts, or premiums, is limited to $20 million in any one quarter. Any amounts subject to the quarterly payment limitations are carried forward and applied in subsequent quarters.

     As of June 30, 2002, a cumulative quarterly surplus of $77.5 million existed under the contract. As a result, to the extent that we experience quarterly shortfalls in coker gross margins going forward, the price we pay for Maya crude oil in succeeding quarters will not be discounted until this cumulative surplus is offset by future shortfalls. Assuming the WTI less Maya crude oil differential continues at its second quarter 2002 average of $4.34 per barrel, and assuming a similar Gulf Coast crack spread, we estimate the current $77.5 million cumulative surplus would be fully reversed after the second quarter of 2003. At that time, assuming a continuation of weak market conditions, we would be eligible to receive discounts on our crude oil purchases under the PEMEX contract as described above.

     Other Commitments

     In 1999, we sold crude oil linefill in the pipeline system supplying the Lima refinery. An agreement is in place that requires us to repurchase approximately 2.7 million barrels of crude oil in this pipeline system in September 2002 at then current market prices. The price for WTI crude oil averaged $26.28 per barrel for the quarter ended June 30, 2002. We have hedged the economic price risk related to the repurchase obligation through the purchase of exchange-traded futures contracts. As of June 30, 2002, we had given notice that we will not extend the terms of this contract beyond September 2002. We are pursuing the sale of this linefill to another third party, but there is no assurance that any acceptable arrangement will be entered into prior to the end of September.

     Credit Agreements

     As part of the Sabine restructuring, PACC terminated its Winterthur International Insurance Company Limited oil payment guaranty insurance policy, which had guaranteed Maya crude oil purchase obligations made under a long-term agreement with PMI Comercio Internacional, S.A. de C.V., or PMI. PACC also terminated its $35 million bank working capital facility, which primarily supported non-Maya crude oil purchase obligations. As such, all PACC crude oil purchases are supported under the amended PRG working capital facility.

     PRG has a credit agreement, which was amended in May 2002 to allow for the Sabine crude oil purchase obligations, which provides for the issuance of letters of credit, primarily for the purchases of crude oil, up to the lesser of $650 million or the amount of a borrowing base calculation. The borrowing base is calculated with respect to our eligible cash and cash equivalents, investments, receivables, petroleum inventories, paid but unexpired letters of credit, and net obligations on swap contracts. As amended, the $650 million limit can be increased by $50 million at the request of PRG in integral multiples of $5 million. The credit agreement provides for direct cash borrowings up to $50 million. Borrowings under the credit agreement are secured by a lien on substantially all of our cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks. The borrowing base associated with such facility at June 30, 2002 was $704.5 million with $457.6 million of the facility utilized for letters of credit. As of June 30, 2002, there were no direct cash borrowings under the credit agreement.

     The credit agreement contains covenants and conditions that, among other things, limit PRG's dividends, indebtedness, liens, investments and contingent obligations. PRG is also required to comply with certain financial covenants, including the maintenance of working capital of at least $150 million, the maintenance of tangible net worth of at least $400 million, as amended, and the maintenance of minimum levels of balance sheet cash (as defined therein) of $75 million at all times. The covenants also provide for a cumulative cash flow test that from July 1, 2001 must not be less than zero. In March 2002, PRG received a waiver regarding the maintenance of the tangible net worth covenant, which allows for the exclusion of $120 million for the pretax restructuring charge related to the closure of the Hartford refinery.

Cash Flows from Investing Activities

     Cash flows used in investing activities in the six months ended June 30, 2002 were $65.7 million as compared to $78.0 million in the year-earlier period. Both the six months ended June 30, 2002 and 2001 primarily reflect capital expenditures. We classify our capital expenditures into two main categories, mandatory and discretionary. Mandatory capital expenditures, such as for turnarounds and maintenance, are required to maintain safe and reliable operations or to comply with regulations pertaining to soil, water and air contamination or pollution and occupational, safety and health issues. Our total mandatory capital and refinery maintenance turnaround expenditure budget, excluding Tier 2 gasoline standards, on-road diesel regulations and the MACT II regulations described below, is approximately $75 million in 2002, of which $44.7 million has been spent as of June 30, 2002. Discretionary capital expenditures are undertaken by us on a voluntary basis after thorough analytical review and screening of projects based on the expected return on incremental capital employed. Discretionary capital projects generally involve an expansion of existing capacity, improvement in product yields and/or a reduction in operating costs. Accordingly, total discretionary capital expenditures may be less than budget if cash flow is lower than expected and higher than budget if cash flow is better than expected. Our discretionary capital expenditure budget is approximately $30 million in 2002, of which $9.6 million has been spent as of June 30, 2002. We plan to fund both mandatory and discretionary capital expenditures for 2002 with available cash and cash flows from operations.

     In addition to mandatory capital expenditures, we expect to incur approximately $525 million over the next five years in order to comply with environmental regulations discussed below. The Environmental Protection Agency, or EPA, has promulgated new regulations under the Clean Air Act that establish stringent sulfur content specifications for gasoline and on-road diesel fuel designed to reduce air emissions from the use of these products.

     Tier 2 Motor Vehicle Emission Standards. In February 2000, the EPA promulgated the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. These regulations mandate that the average sulfur content of gasoline at any refinery not exceed 30 ppm during any calendar year by January 1, 2006, phasing in beginning on January 1, 2004. We currently expect to produce gasoline under the new sulfur standards at the Port Arthur refinery prior to January 1, 2004 and, as a result of the corporate pool averaging provisions of the regulations, will not be required to meet the new sulfur standards at the Lima refinery until July 1, 2004, a six month deferral. A further delay in the requirement to meet the new sulfur standards at the Lima refinery through 2005 may be possible through the purchase of sulfur allotments and credits which arise from a refiner producing gasoline with a sulfur content below specified levels prior to the end of 2005, the end of the phase-in period. There is no assurance that sufficient allotments or credits to defer investment at our Lima refinery will be available, or if available, at what cost. We believe, based on current estimates and on a January 1, 2004 compliance date for both the Port Arthur and Lima refineries, that compliance with the new Tier 2 gasoline specifications will require capital expenditures in the aggregate through 2005 of approximately $235 million, an increase of $59 million from previous estimates. We have completed detailed engineering studies that have resulted in revised cost estimates based on refined implementation plans. Future revisions to these cost estimates may be necessary. More than 95% of the total investment to meet the Tier 2 gasoline specifications is expected to be incurred during 2002 through 2004 with the greatest concentration of spending occurring in 2003 and early 2004.

     Low Sulfur Diesel Standards. In January 2001, the EPA promulgated its on-road diesel regulations, which will require a 97% reduction in the sulfur content of diesel fuel sold for highway use by June 1, 2006, with full compliance by January 1, 2010. Regulations for off-road diesel requirements are pending. We estimate that capital expenditures required to comply with the diesel standards at our Port Arthur and Lima refineries in the aggregate through 2006 is approximately $245 million, an increase of $20 million from previous estimates. The revised estimate is based on additional engineering studies and may be revised further as we move towards finalization of our implementation strategy. More than 95% of the projected investment is expected to be incurred during 2004 through 2006 with the greatest concentration of spending occurring in 2005. Since the Lima refinery does not currently produce diesel fuel to on-road specifications, we are considering an acceleration of the low-sulfur diesel investment at the Lima refinery in order to capture this incremental product value. If the investment is accelerated, production of the low-sulfur fuel is possible by the first quarter of 2005.

     Maximum Available Control Technology. On April 11, 2002, the EPA promulgated regulations to implement Phase II of the petroleum refinery Maximum Achievable Control Technology rule under the federal Clean Air Act, referred to as MACT II, which regulates emissions of hazardous air pollutants from certain refinery units. We expect to spend approximately $45 million in the next three years related to these new regulations with a majority of the spending evenly spread out over 2003 and 2004.

     Our budget for complying with Tier 2 gasoline standards, on-road diesel regulations and the MACT II regulations is approximately $45 million in 2002, of which $15.9 million has been spent as of June 30, 2002. It is our intention to fund expenditures necessary to comply with these new environmental standards with cash flow from operations. However, if current weak market conditions continue, it may not be possible for us to generate sufficient cash flow from operations to meet these obligations. Accordingly, we are evaluating our implementation plans and financing alternatives.

     In conjunction with the work being performed to comply with the above regulations, we have initiated a project to expand the Port Arthur refinery to 300,000 - 400,000 barrels per day of crude oil throughput capacity. A feasibility study is underway and the ultimate scope and outcome of this project has yet to be determined. We are also evaluating projects to reconfigure the Lima refinery to process a more sour and heavier crude slate. This initiative is in a very preliminary stage.

     The cash and cash equivalents restricted for investment in capital addition for the six months ended June 30, 2002 of $4.3 million reflected the portion of an original $10.0 million in Ohio state revenue bonds that were utilized for solid waste and wastewater capital projects at the Lima refinery.

Cash Flows from Financing Activities

     Cash flows used in financing activities were $209.1 million for the six months ended June 30, 2002 compared to $2.5 million in the prior year for the same period. In 2002, Premcor Inc. received net proceeds of $482.0 million from the sale of its common stock. Premcor Inc. received a net $462.6 million from an initial public offering of 20.7 million shares of its common stock, $19.1 million from the concurrent sales of 850,000 shares of common stock in the aggregate to Thomas D. O'Malley, its chairman of the board, chief executive officer and president, and two of its directors, and $0.3 million from the exercise of stock options under its stock option plans. The proceeds from the initial public offering and concurrent sales are committed to reducing the long-term debt of Premcor Inc.'s subsidiaries, and as of June 30, 2002, Premcor Inc. had contributed $442.9 million to its subsidiaries for the early repayment of debt.

     In 2002, Premcor Inc.'s subsidiaries redeemed and repurchased portions of their long-term debt totaling $637.1 million in principal, of which $438.6 million related to PRG long-term debt. In June 2002, PRG redeemed the remaining $150.4 million of its 9 1/2% Senior Secured Notes due September 15, 2004 at par and Premcor USA redeemed the remaining $144.4 million of its 10 7/8% Senior Secured Notes with a $5.2 million premium, mainly from capital contributions received from Premcor Inc. PRG also made principal payments of $0.6 million on its outstanding capital lease.

     On April 1, 2002, Premcor USA exchanged all of its 11 1/2% Exchangeable Preferred Stock for 11 1/2% Subordinated Debentures due October 2009. During the second quarter of 2002, Premcor USA purchased, in the open market, $54.1 million in aggregate principal amount of its 11 1/2% Subordinated Debentures with a $3.1 million premium, mainly from capital contributions received from Premcor Inc. Premcor USA may pay the interest on the remaining debentures in-kind until the April 1, 2003 interest payment, at which time it is required to make interest payments in cash.

     In January 2002, PACC made a $66.2 million principal payment on its bank senior loan agreement with $59.7 million representing a mandatory prepayment pursuant to the common security agreement and secured account structure. In June 2002, PACC prepaid the remaining balance of $221.4 million on the bank senior loan agreement at a $0.9 million premium, with an $84.2 million net capital contribution from Premcor Inc and available cash.

     Cash and cash equivalents restricted for debt service increased by $34.6 million, of which an increase of $42.9 million related to future principal payments and is included in cash flows from financing activity and a decrease of $8.3 million related to future interest payments and is included in cash flows from operating activities. The increase in the amount restricted for principal payments mainly reflected the new requirement under the amended common security agreement to maintain a $45.0 million debt service reserve at all times.

     We incurred deferred financing costs of $11.1 million related to the consent process that permitted the Sabine restructuring and the waiver related to insurance coverage required under the common security agreement.

     PRG continues to review alternatives to extend the maturities of its long-term indebtedness. Although these alternatives may include the issuance of additional long-term debt, no transaction involving a sale of additional indebtedness is being pursued at this time. Additionally, we continue to evaluate the most efficient use of capital and, from time to time, depending upon market conditions, may seek to purchase certain of our outstanding debt securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

     Funds generated from operating activities together with existing cash, cash equivalents and short-term investments and proceeds from asset sales are expected to be adequate to fund existing requirements for working capital and capital expenditure programs for the next year. Due to the commodity nature of our products, our operating results are subject to rapid and wide fluctuations. While we believe that our maintenance of large cash, cash equivalents and short-term investment balances and our operating philosophies will be sufficient to provide us with adequate liquidity through the next year, there can be no assurance that market conditions will not be worse than anticipated. As discussed above, future working capital, discretionary capital expenditures, environmentally mandated spending and acquisitions may require additional debt or equity capital.

New and Proposed Accounting Standards

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from the Extinguishment of Debt; SFAS No. 44, Accounting for Intangible Assets of Motor Carriers; and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, as it relates to sale-leaseback transactions and other transactions structured similar to a sale-leaseback as well as amends other pronouncements to make various technical corrections. The provisions of SFAS No. 145 as they relate to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provision of this statement related to the amendment to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements on or after May 15, 2002. As permitted by the statement, we have elected early adoption of SFAS 145 and, accordingly, have included the loss on extinguishment of debt in "Income from continuing operations" as opposed to as an extraordinary item, net of taxes, below "Income from continuing operations" in our Statement of Operations.

     On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of these standards did not have a material impact on our financial position and results of operations; however, SFAS No. 144 was utilized in the accounting for our announced intention to discontinue refining operations at the Hartford, Illinois refinery in November 2002.

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

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position ("SOP") entitled Accounting for Certain Costs and

Activities Related to Property, Plant and Equipment. If adopted as proposed, this SOP will require companies to expense as incurred turnaround costs, which it terms as "the non-capital portion of major maintenance costs." Adoption of the proposed SOP would require that any existing unamortized turnaround costs be expensed immediately. If this proposed change were in effect at June 30, 2002, we would have been required to write-off unamortized turnaround costs of approximately $104 million. Unamortized turnaround costs will change in 2002 as maintenance turnarounds are performed and past maintenance turnarounds are amortized. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, net of income tax, in the consolidated statements of operations.

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

     The movement in petroleum prices does not necessarily have a direct long-term relationship to operating income. The effect of changes in crude oil prices on our operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes. We are required to fix the price on our crude oil purchases approximately two to three weeks prior to the time when the crude oil can be processed and sold. As a result, we are exposed to crude oil price movements relative to refined product price movements during this period. In addition, earnings may be impacted by the write-down of our LIFO based inventory cost to market value when market prices drop dramatically compared to our LIFO inventory cost. These potential write-downs may be recovered in subsequent periods as our inventories turn and market prices rise.

     The nature of our business leads us to maintain a substantial investment in petroleum inventories. Since petroleum feedstocks and products are essentially commodities, we have no control over the changing market value of our investment. We manage the impact of commodity price volatility on our hydrocarbon inventory position by, among other methods, determining a volumetric exposure level that we consider appropriate and consistent with normal business operations. This target inventory position includes both titled inventory and fixed price purchase and sale commitments. Our current target inventory position, consisting of sales commitments netted against fixed price purchase commitments, amounts to a long inventory position of approximately 6 million barrels.

     Prior to the second quarter of 2002, we did not generally price protect any portion of our target inventory position. However, although we continue to generally leave the titled portion of our inventory position target fully exposed to price flucuations, beginning in the second quarter of 2002, we began to actively mitigate some or all of the price risk related to our target level of fixed price purchase and sale commitments. These risk management decisions are based on the relative level of absolute hydrocarbon prices. The economic effect of our risk management strategy in the second quarter of 2002 was modestly positive as measured against a fully exposed fixed price commitment target. In the first quarter of 2002, we benefited by approximately $30 million from leaving our fixed price commitment target fully exposed in a rising absolute price environment.

     We use several strategies to minimize the impact on profitability of volatility in feedstock costs and refined product prices. These strategies generally involve the purchase and sale of exchange-traded, energy-related futures and options with a duration of six months or less. To a lesser extent we use energy swap agreements similar to those traded on the exchanges, such as crack spreads and crude oil options, to better match the specific price movements in our markets as opposed to the delivery point of the exchange-traded contract. These strategies are designed to minimize, on a short-term basis, our exposure to the risk of fluctuations in crude oil prices and refined product margins. The number of barrels of crude oil and refined products covered by such contracts varies from time to time. Such purchases and sales are closely managed and subject to internally established risk standards. The results of these price risk mitigation activities affect refining cost of sales and inventory costs. We do not engage in speculative futures or derivative transactions.

     We prepared a sensitivity analysis to estimate our exposure to market risk associated with derivative commodity positions. This analysis may differ from actual results. The fair value of each derivative commodity position was based on quoted futures prices. As of June 30, 2002, a 10% change in quoted futures prices would result in a $11.6 million change to the fair market value of the derivative commodity position and correspondingly the same change in operating income. As of December 31, 2001, a 10% change in quoted futures prices would result in a $8.1 million change to the fair market value of the derivative commodity position and correspondingly the same change in operating income.

Interest Rate Risk

     In the first half of 2002, we repaid $637.1 million of our long-term debt, leaving an outstanding balance, including current maturities, of $933.4 million at Premcor USA and Premcor Inc. (of which $889.9 million is at PRG) at June 30, 2002. Our primary interest rate risk is associated with our long-term debt. We manage this interest rate risk by maintaining a high percentage of our long-term debt with fixed rates. The weighted average interest rate on our fixed rate long-term debt is slightly over 10%. We are subject to interest rate risk on our floating rate loans and any direct borrowings under our credit facility. As of June 30, 2002, a 1% change in interest rates on our floating rate loans, which totaled $250 million, would result in a $2.5 million change in pretax income. As of December 31, 2001, a 1% change in interest rate on the floating rate loans, which totaled $538 million, would result in a $5.4 million change in pretax income. As of June 30, 2002 and December 31, 2001, there were no borrowings under our credit agreement.

PART II. - OTHER INFORMATION

ITEM 1. -- Legal Proceedings

     The following is an update of developments during the quarter of material pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our or their property is subject, including environmental proceedings that involve potential monetary sanctions of $100,000 or more and to which a governmental authority is a party.

     Blue Island: Federal and State Enforcement. In September 1998, the federal government filed a complaint, United States v. Clark Refining & Marketing, Inc., alleging that the Blue Island refinery violated federal environmental laws relating to air, water and solid waste. The Illinois Attorney General intervened in the case. The State of Illinois and Cook County had also brought an action several years earlier, People ex rel. Ryan v. Clark Refining & Marketing, Inc., also alleging violations under environmental laws. In 2002, we reached an agreement to settle both cases. The consent order in the state case was formally approved and entered by the state court judge on April 8, 2002, and the federal court approved the settlement on June 12, 2002. The consent order in the federal case required payments totaling $6.25 million as civil penalties (plus $0.1 million in interest), which we paid on July 12, 2002, and requires limited ongoing monitoring at the now-idled refinery. The consent order in the state case requires an ongoing tank inspection program along with enhanced reporting obligations and requires that the parties enter a process to complete an appropriate site remediation program at the Blue Island refinery. The consent orders dispose of both the federal and state cases.

     Legal and Environmental Reserves. As a result of its normal course of business, we are a party to a number of legal and environmental proceedings. As of June 30, 2002, we had accrued a total of approximately $100 million, on an undiscounted basis, for legal and environmental-related obligations that may result from the matters noted above and other legal and environmental matters. This accrual includes approximately $78 million (December 31, 2001 - $53 million) for site clean-up and environmental matters associated with the Hartford and Blue Island refinery closures and retail sites. We are of the opinion that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

ITEM 2. - Changes in Securities and Use of Proceeds

     On April 29, 2002, Premcor Inc.'s Registration Statement on Form S-1 (File No. 333-70314) was declared effective by the Securities and Exchange Commission allowing for an initial public offering of its common stock. A total of 20.7 million shares of Premcor Inc.'s common stock were registered and sold in this offering at an offering price of $24.00 per share, for an aggregate offering price of $496.8 million, including 2.7 million shares sold pursuant to the underwriters over-allotment option. Premcor Inc. incurred $31.0 million in underwriters' fees and $3.2 million in other fees and expenses in connection with the offering, yielding net proceeds of $462.6 million. Morgan Stanley and Credit Suisse First Boston served as managing underwriters for the offering.

     On April 30, 2002, Premcor Inc. filed a Registration Statement on Form S-8 to register 850,000 shares of its common stock. Of those shares, 750,000 shares were sold to Thomas D. O'Malley, Premcor Inc.'s chairman of the board, chief executive officer and president, and 50,000 shares each were sold to two directors of Premcor Inc. The shares were sold at a price per share of $22.50, which was the initial public offering price per share less the underwritten commission per share. Premcor Inc. received proceeds of approximately $19.1 million from these sales. The net proceeds from the initial public offering and the other sales described above were committed to retire long-term debt of Premcor Inc.'s subsidiaries. As of June 30, 2002, $442.9 million of the net proceeds had been contributed to Premcor Inc.'s subsidiaries and used to redeem and repurchase outstanding long-term debt securities.

     Premcor Inc. registered an additional 7.1 million shares of its common stock via the Registration Statement on Form S-8 filed on April 30, 2002. These shares are reserved for issuance under the company's three stock incentive plans. As of June 30, 2002, options to purchase 5.4 million shares of Premcor Inc. common stock were outstanding.

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

   3.3 Restated Certificate of Incorporation of The Premcor Refining Group Inc. ("PRG") (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) effective as of February 1, 1993 (Incorporated by reference to Exhibit 3.1 filed with PRG's Annual Report on Form 10-K, for the year ended December 31, 2000 (Commission File No. 1-11392)).

   3.4 Certificate of Amendment to Certificate of Incorporation of PRG (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) effective as of September 30, 1993 (Incorporated by reference to Exhibit 3.2 filed with PRG's Annual Report on Form 10-K, for the year ended December 31, 2000 (Commission File No. 1-11392)).

   3.5 Certificate of Amendment of Restated Certificate of Incorporation of PRG (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) effective as of May 9, 2000 (Incorporated by reference to
          Exhibit 3.3 filed with PRG's Annual Report on Form 10-K, for the year ended December 31, 2000 (Commission File No. 1-11392)).

   3.6 By-laws of PRG (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) (Incorporated by reference to Exhibit 3.2 filed with PRG's Registration Statement on Form S-1 (Registration No. 33-28146)).

   3.7 Restated Certificate of Incorporation of Premcor USA Inc. ("Premcor USA") (formerly known as Clark USA, Inc.) effective as of December 28, 1994 (Incorporated by reference to Exhibit 3.1 filed with Premcor USA's Annual Report on Form 10-K, for the year ended December 31, 2000 (Commission File No. 1-13514)).

   3.8 Certificate of Amendment of Certificate of Incorporation of Premcor USA (formerly known as Clark USA, Inc.) effective as of February 23, 1995 (Incorporated by reference to Exhibit 3.2 filed with Premcor USA's Annual Report on Form 10-K, for the year ended December 31, 2000 (Commission File No. 1-13514)).

   3.9 Certificate of Amendment of Certificate of Incorporation of Premcor USA (formerly known as Clark USA, Inc.) effective as of November 3, 1995 (Incorporated by reference to Exhibit 3.3 filed with Premcor USA's Annual Report on Form 10-K, for the year ended December 31, 2000 (Commission File No. 1-13514)).

   3.10 Certificate of Amendment of Certificate of Incorporation of Premcor USA (formerly known as Clark USA, Inc.) effective as of October 1, 1997 (Incorporated by reference to Exhibit 3.4 filed with Premcor USA's Annual Report on Form 10-K, for the year ended December 31, 2000 (Commission File No. 1-13514)).

   3.11 Certificate of Amendment of Certificate of Incorporation of Premcor USA (formerly known as Clark USA, Inc.) effective as of October 1, 1997 (Incorporated by reference to Exhibit 3.5 filed with Premcor USA's Annual Report on Form 10-K, for the year ended December 31, 2000 (Commission File No. 1-13514)).

   3.12 Certificate of Amendment of Certificate of Incorporation of Premcor USA (formerly known as Clark USA, Inc.) effective as of October 1, 1997 (Incorporated by reference to Exhibit 3.6 filed with Premcor USA's Annual Report on Form 10-K, for the year ended December 31, 2000 (Commission File No. 1-13514)).

 Exhibit
  Number                            Description
 -------                            -----------
   3.13 Certificate of Amendment of Certificate of Incorporation of Premcor USA (formerly known as Clark USA, Inc.) effective as of January 15, 1998 (Incorporated by reference to Exhibit 3.7 filed with Premcor USA's Annual Report on Form 10-K, for the year ended December 31, 2000 (Commission File No. 1-13514)).

   3.14 Certificate of Amendment of Certificate of Incorporation of Premcor USA (formerly known as Clark USA, Inc.) effective as of December 28, 1999 (Incorporated by reference to Exhibit 3.8 filed with Premcor USA's Annual Report on Form 10-K, for the year ended December 31, 2000 (Commission File No. 1-13514)).

   3.15 Certificate of Amendment of Certificate of Incorporation of Premcor USA (formerly known as Clark USA, Inc.) effective as of May 10, 2000 (Incorporated by reference to Exhibit 3.9 filed with Premcor USA's Annual Report on Form 10-K, for the year ended December 31, 2000 (Commission File No. 1-13514)).

   3.16 By-laws of Premcor USA (formerly known as Clark USA, Inc.) (Incorporated by reference to Exhibit 3.2 filed with Premcor USA's (formerly known as Clark USA, Inc.) Current Report on Form 8-K, dated February 27, 1995 (Registration No. 33-59144)).

   4.1    Common Stock Certificate of Premcor Inc. (Incorporated by reference to
          Exhibit 4.1 filed with Premcor Inc.'s Registration Statement on Form S-1/A (Registration No. 333-70314)).

   4.2 Indenture, dated as of August 10, 1998, between PRG (f/k/a Clark Refining & Marketing, Inc.) and Bankers Trust Company, as Trustee, including the form of the 8 5/8% Senior Notes due 2008 (Incorporated by reference to Exhibit 4.1 filed with PRG's Registration Statement on Form S-4 (Registration No. 333-64387)).

   4.3 Indenture dated as of November 21, 1997, between PRG (f/k/a Clark Refining & Marketing, Inc.) and Bankers Trust Company, as Trustee, including the form of 8 3/8% Senior Notes due 2007 (Incorporated by reference to Exhibit 4.5 filed with PRG's Registration Statement on Form S-4 (Registration No. 333-42431)).

   4.4 Indenture dated as of November 21, 1997, between PRG (f/k/a Clark Refining & Marketing, Inc.) and Marine Midland Bank, including the form of 8 7/8% Senior Subordinated Notes due 2007 (Incorporated by reference to Exhibit 4.6 filed with PRG's Registration Statement on Form S-4 (Registration No. 333-42431)).

   4.5 Supplemental Indenture dated as of November 21, 1997, between PRG (f/k/a Clark Refining & Marketing, Inc.) and Marine Midland Bank (Incorporated by reference to Exhibit 6.1 filed with PRG's Registration Statement on Form S-4 (Registration No. 333-42431)).

   4.6 Indenture, dated as of October 1, 1997, between Premcor USA (f/k/a Clark USA, Inc.) and Bankers Trust Company, as Trustee, including form of 11 1/2% Subordinated Exchange Debentures due 2009 (Incorporated by reference to Exhibit 4.2 filed with Premcor USA's (f/k/a Clark USA, Inc.) Registration Statement on Form S-4 (Registration No. 333-42457)).

   4.7 Supplemental Indenture, dated as of August 10, 1998, to Indenture, dated as of October 1, 1997, between Premcor USA (f/k/a Clark USA, Inc.) and Bankers Trust Company, as Trustee (Incorporated by reference to Exhibit 4.4 filed with Premcor USA's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-13514)).

   4.8 Indenture, dated as of August 19, 1999, among Sabine River Holding Corp. ("Sabine"), Neches River Holding Corp. ( "Neches "), Port Arthur Finance Corp. ( "PAFC "), Port Arthur Coker Company L.P. ( "PACC "), HSBC Bank USA, the Capital Markets Trustee, and Bankers Trust Company, as Collateral Trustee (Incorporated by reference to Exhibit 4.01 filed with PAFC's Registration Statement on Form S-4 (Registration No. 333-92871)).

 Exhibit
  Number                              Description
 -------                              -----------
   4.9 First Supplemental Indenture, dated as of June 6, 2002, among PRG, Sabine, Neches, PACC, PAFC, Deutsche Bank Trust Company Americas, as Collateral Trustee, and HSBC Bank USA, as Capital Markets Trustee (Incorporated by reference to Exhibit 4.1 filed with PRG's Current Report on Form 8-K dated June 6, 2002 (Registration No 1-11392)).

   4.10 Form of 12 1/2% Senior Secured Notes due 2009 (Incorporated by reference to Exhibit 4.02 filed with PAFC's Registration Statement on Form S-4 (Registration No. 333-92871)).

   4.11 Amended and Restated Common Security Agreement, dated as of June 6, 2002, among Sabine, PRG, PAFC, PACC, Neches, Deutsche Bank Trust Company Americas, as Collateral Trustee and Depositary Bank, and HSBC Bank USA, as Capital Markets Trustee (Incorporated by reference to
          Exhibit 4.2 filed with PRG's Current Report on Form 8-K dated June 6, 2002 (Registration No 1-11392)).

   4.12 Amended and Restated Transfer Restrictions Agreement, dated as of June 6, 2002, among PAFC, PACC, Premcor Inc., Sabine, Neches, Deutsche Bank Trust Company Americas, as Collateral Trustee, and HSBC Bank USA, as Capital Markets Trustee (Incorporated by reference to Exhibit 4.4 filed with PRG's Current Report on Form 8-K dated June 6, 2002 (Registration No 1-11392)).

   4.13 Second Amended and Restated Stockholders' Agreement, dated as of November 3, 1997, between Premcor USA (f/k/a Clark USA, Inc.) and Occidental C.O.B. Partners (Incorporated by reference to Exhibit 4.19 filed with Premcor Inc.'s Registration Statement on Form S-1 (Registration No. 333-70314)).

   4.14 Stockholder Agreement, dated as of March 9, 1999, among Premcor Inc. (f/k/a Clark Refining Holdings Inc.), Blackstone Capital Partners III Merchant Banking Fund L.P and Marshall A. Cohen (Incorporated by reference to Exhibit 4.20 filed with Premcor Inc.'s Registration Statement on Form S-1 (Registration No. 333-70314)).

   4.15 Registration Rights Agreement, dated as of April 16, 2002, between Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III, and Premcor Inc. (Incorporated by reference to
          Exhibit 4.21 filed with Premcor Inc.'s Registration Statement on Form S-1/A (Registration No. 333-70314)).

   4.16 Registration Rights Agreement, dated as of June 6, 2002, among PAFC, Sabine, PRG, PACC, and Neches (Incorporated by reference to Exhibit
          4.3 filed with PRG's Current Report on Form 8-K dated June 6, 2002 (Registration No 1-11392)).

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

   10.3 Amended and Restated Employment Agreement, dated as of June 1, 2002, of William E. Hantke (filed herewith).

   10.4 Amended and Restated Employment Agreement, dated as of June 1, 2002, of Henry M. Kuchta (filed herewith).

   10.5 Amended and Restated Employment Agreement, dated as of June 1, 2002, of Jeffry N. Quinn (filed herewith).

 Exhibit
  Number                             Description
 -------                            -----------
  10.6 Amended and Restated Employment Agreement, dated as of June 1, 2002, of Joseph D. Watson (filed herewith).

  10.7    Premcor Inc. 2002 Equity Incentive Plan (Incorporated by reference to
          Exhibit 10.19 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

  10.8 Premcor Inc. 2002 Special Stock Incentive Plan (Incorporated by reference to Exhibit 10.20 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

  10.9 Letter Agreement, dated as of February 1, 2002, between Premcor Inc. and Wilkes McClave III (Incorporated by reference to Exhibit 10.21 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

  10.10 Letter Agreement, dated as of February 1, 2002, between Premcor Inc. and Jefferson F. Allen (Incorporated by reference to Exhibit 10.22 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

  10.11 Termination Agreement, dated as of January 31, 2002, between Premcor Inc. and William C. Rusnack (Incorporated by reference to Exhibit
          10.39 filed with Premcor Inc.'s Registration Statement on Form S-1/A (Registration No. 333-70314)).

  10.12 Termination Agreement, dated as of January 31, 2002, between Premcor Inc. and Ezra C. Hunt (Incorporated by reference to Exhibit 10.40 filed with Premcor Inc.'s Registration Statement on Form S-1/A (Registration No. 333-70314)).

  10.13 Second Amended and Restated Credit Agreement, dated as of May 29, 2002, among PRG, Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, TD Securities (USA) Inc., as Syndication Agent, Fleet National Bank, as Documentation Agent, and other financial institutions party hereto (Incorporated by reference to Exhibit 10.1 filed with PRG's Current Report on Form 8-K dated June 6, 2002 (Registration No 1-11392)).

  10.14   Premcor Pension Plan (filed herewith).

  10.15   Premcor Inc. Senior Executive Retirement Plan (filed herewith).

  10.16   Premcor Retirement Savings Plan (filed herewith).

  10.17 First Amendment to the Premcor Retirement Savings Plan (filed herewith).

  10.18   Premcor Pension Restoration Plan (filed herewith).

  15.01 Awareness letter dated August 13, 2002, from Deloitte & Touche LLP concerning the unaudited interim financial information for June 30, 2002 and 2001 (filed herewith).

  18.01 Preferability letter, dated May 8, 2002, from Deloitte & Touche LLP concerning the Port Arthur Coker Company's change in method of accounting for crude oil and blendstock inventories from first-in first-out ("FIFO") to last-in first-out ("LIFO") (Incorporated by reference to Exhibit 18.01 filed with Sabine's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 333-92871)).

  99.1    Section 906 Chief Executive Officer certificate (filed herewith).

  99.2    Section 906 Chief Financial Officer certificate (filed herewith).

(b)  Reports on Form 8-K

         We filed the following reports on Form 8-K during the period covered by this report and up to and including the date of filing of this report:

         (1) PRG filed a report dated May 20, 2002 (announcing the commencement of a consent solicitation process initiated by Sabine that would result in PRG owning 100% of the outstanding common stock of Sabine.),

         (2) PRG filed a report dated June 20, 2002 (announcing the restructuring allowed under a consent solicitation process, which resulted in PRG owning 100% of the outstanding common stock of Sabine. This report included the required pro forma financial statements of the combined PRG and Sabine.),

         (3) Premcor USA filed a report dated June 20, 2002 (announcing the restructuring allowed under a consent solicitation process, which resulted in Premcor USA indirectly owning 100% of the outstanding common stock of Sabine. This report included the required pro forma financial statements of the combined Premcor USA and Sabine.), and

         (4) Premcor Inc. furnished a report dated August 7, 2002 (announcing the operating results of the second quarter and first half of
             2002).

         (5) SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          PREMCOR INC.
                                                        PREMCOR USA INC.
                                                 THE PREMCOR REFINING GROUP INC.
                                                        (Co-Registrants)

                                             /s/ Dennis R. Eichholz
                                             -----------------------------------
                                             Dennis R. Eichholz
                                             Controller (principal
                                              accounting officer and
                                              duly authorized officer)

August 13, 2002