Form 10-Q
period 2002-09-30
PREMCOR INC; PREMCOR USA INC; PREMCOR REFINING GROUP INC
filed 2002-11-07
CIK 1159119, 898444, 20762

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   Exact Name of Registrant as Specified in its
Commission File       Charter, Principal Office Address and          State of        I.R.S. Employer
    Number                       Telephone Number                  Incorporation    Identification No.
---------------    --------------------------------------------    -------------    ------------------
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


Number of shares of the registrant's common stock (only one class for each registrant) outstanding as of November 1, 2002:

    Premcor Inc.                     57,926,435 shares
    Premcor USA Inc.                 100 shares (100% owned by Premcor Inc.)
    The Premcor Refining Group Inc.  100 shares (100% owned by Premcor USA Inc.)

================================================================================

                                    Form 10-Q
                               September 30, 2002
                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
        Premcor Inc.:
          Independent Accountants' Report .................................................................    2
          Condensed Consolidated Balance Sheets as of December 31, 2001 and September 30, 2002 ............    3
          Condensed Consolidated Statements of Operations for the Three Months and
              Nine Months Ended September 30, 2001 and 2002 ...............................................    4
          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001
              and 2002 ....................................................................................    5
        Premcor USA Inc.:
          Independent Accountants' Report .................................................................    6
          Condensed Consolidated Balance Sheets as of December 31, 2001 (as restated) and
              September 30, 2002 ..........................................................................    7
          Condensed Consolidated Statements of Operations for the Three Months and
              Nine Months Ended September 30, 2001 (as restated) and 2002 .................................    8
          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001
               (as restated) and 2002 .....................................................................    9
        The Premcor Refining Group Inc.:
          Independent Accountants' Report .................................................................   10
          Condensed Consolidated Balance Sheets as of December 31, 2001 (as restated) and
              September 30, 2002 ..........................................................................   11
          Condensed Consolidated Statements of Operations for the Three Months and
              Nine Months Ended September 30, 2001 (as restated) and 2002 .................................   12
          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001
               (as restated) and 2002 .....................................................................   13
        Notes to Consolidated Financial Statements (Premcor Inc., Premcor USA Inc., and
              The Premcor Refining Group Inc. Combined) ...................................................   14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .............   34

Item 3. Quantitative and Qualitative Disclosures about Market Risk ........................................   54

Item 4. Controls and Procedures ...........................................................................   55


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................................................   56

Item 2. Changes in Securities and Use of Proceeds .........................................................   56

Item 6. Exhibits and Reports on Form 8-K ..................................................................   57

        Signature

        Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002

FORM 10-Q - PART I.  FINANCIAL INFORMATION

     This Quarterly Report on Form 10-Q represents a combined report for three registrants, Premcor Inc., Premcor USA Inc., or Premcor USA, and The Premcor Refining Group Inc., or PRG. PRG is a wholly owned subsidiary of Premcor USA and is the principal operating company. PRG, together with its wholly owned subsidiary, Sabine River Holding Corp., or Sabine, own and operate two refineries. Premcor USA is a wholly owned subsidiary of Premcor Inc.

     The results of operations for Premcor Inc. and Premcor USA principally reflect the results of operations of PRG. The consolidated financial statements of PRG and Premcor USA differ primarily due to the effects of some minor pipeline operations of Premcor USA, that mainly serve PRG, and long-term debt of stand-alone Premcor USA. The consolidated financial statements of Premcor USA and Premcor Inc. differ primarily due to the effects of Premcor Inc.'s stand-alone general and administrative costs and interest income.

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

ITEM 1. FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of Premcor Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Premcor Inc. (the "Company") as of September 30, 2002, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2002, and the related condensed consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche LLP



St. Louis, Missouri
November 6, 2002

                         PREMCOR INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in millions, except share data)

                                                                                      December 31,     September 30,
                                                                                          2001             2002
                                                                                      ------------     -------------
                                      ASSETS                                                           (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .......................................................     $  510.1          $  156.3
  Short-term investments ..........................................................          1.7               1.7
  Cash and cash equivalents restricted for debt service ...........................         30.8              51.9
  Accounts receivable, net of allowance of $1.3 and $3.2 ..........................        148.3             200.0
  Inventories .....................................................................        318.3             367.3
  Prepaid expenses and other ......................................................         52.3              30.7
  Assets held for sale ............................................................         --                61.2
                                                                                        --------          --------
     Total current assets .........................................................      1,061.5             869.1

PROPERTY, PLANT AND EQUIPMENT, NET ................................................      1,299.6           1,213.7
DEFERRED INCOME TAXES .............................................................         --                78.8
OTHER ASSETS ......................................................................        148.7             130.9
                                                                                        --------          --------
                                                                                       $ 2,509.8         $ 2,292.5
                                                                                       =========         =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ................................................................     $  366.4          $  441.4
  Accrued expenses ................................................................         95.4              92.2
  Accrued taxes other than income .................................................         35.7              28.2
  Current portion of long-term debt ...............................................         81.4              15.6
                                                                                        --------          --------
     Total current liabilities ....................................................        578.9             577.4

LONG-TERM DEBT ....................................................................      1,391.4             909.7
DEFERRED INCOME TAXES .............................................................         16.7              --
OTHER LONG-TERM LIABILITIES .......................................................        109.1             146.8
COMMITMENTS AND CONTINGENCIES .....................................................         --                --

MINORITY INTEREST .................................................................         24.2              --

EXCHANGEABLE PREFERRED STOCK
  ($0.01 par value per share; 250,000 shares authorized;
  92,284 shares issued and outstanding in 2001) ...................................         94.8              --

COMMON STOCKHOLDERS' EQUITY:
  Common, $0.01 par value per share, 53,000,000 authorized, 25,720,589 issued and outstanding in 2001 and 150,000,000 authorized, 57,473,935 issued and outstanding in 2002; Class F Common, $0.01 par value, 7,000,000 authorized,
    6,101,010 issued and outstanding in 2001 ......................................          0.3               0.6
Paid-in capital ...................................................................        323.7             851.6
Accumulated deficit ...............................................................        (29.3)           (193.6)
                                                                                        --------          --------
     Total common stockholders' equity ............................................        294.7             658.6
                                                                                        --------          --------
                                                                                       $ 2,509.8         $ 2,292.5
                                                                                       =========         =========

   The accompanying notes are an integral part of these financial statements.

                          PREMCOR INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (unaudited; amounts in millions, except per share data)



                                                              For the Three Months                For the Nine Months
                                                              Ended September 30,                 Ended September 30,
                                                         -------------------------------    --------------------------------
                                                              2001             2002             2001              2002
                                                         ---------------    ------------    --------------    --------------
NET SALES AND OPERATING REVENUES ......................   $  1,666.2          $ 1,899.8       $ 5,170.9         $ 4,807.1

EXPENSES:
   Cost of sales ......................................      1,390.8            1,757.8         4,133.7           4,342.8
   Operating expenses .................................        104.9              109.6           355.8             338.2
   General and administrative expenses ................         16.1               11.9            45.3              40.8
   Stock option compensation expense ..................          --                 4.2             --                9.9
   Depreciation .......................................         13.7               11.5            39.6              35.7
   Amortization .......................................          9.5                9.3            28.1              29.2
   Refinery restructuring and other charges ...........         26.2               14.3           176.2             172.9
                                                          ----------          ---------       ---------         ---------
                                                             1,561.2            1,918.6         4,778.7           4,969.5

OPERATING INCOME (LOSS) ...............................        105.0              (18.8)          392.2            (162.4)

   Interest and finance expense .......................        (39.3)             (22.0)         (121.6)            (89.4)
   Gain (loss) on extinguishment of long-term debt ....          8.7               (0.2)            8.7             (19.5)
   Interest income ....................................          5.5                1.5            15.3               7.9
                                                          ----------          ---------       ---------         ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES AND MINORITY INTEREST .........................         79.9              (39.5)          294.6            (263.4)

   Income tax (provision) benefit .....................        (31.4)              15.0           (78.7)             99.9
   Minority interest ..................................         (1.5)               --            (12.4)              1.7
                                                          ----------          ---------       ---------         ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS ..............         47.0              (24.5)          203.5            (161.8)

   Loss from discontinued operations, net of income tax
     benefit of $5.5 ..................................          --                 --             (8.5)              --
                                                          ----------          ---------       ---------         ---------

NET INCOME (LOSS) .....................................         47.0              (24.5)          195.0            (161.8)

   Preferred stock dividends ..........................         (2.7)               --             (7.9)             (2.5)
                                                          ----------          ---------       ---------         ---------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS ....   $     44.3          $   (24.5)      $   187.1         $  (164.3)
                                                          ==========          =========       =========         =========

Basic net income (loss) per common share:
  Income (loss) from continuing operations ............   $     1.39          $   (0.43)      $    6.15         $   (3.57)
  Discontinued operations .............................          --                 --            (0.27)              --
                                                          ----------          ---------       ---------         ---------
  Net income (loss) ...................................   $     1.39          $   (0.43)      $    5.88         $   (3.57)
                                                          ==========          =========       =========         =========

  Weighted average common shares outstanding ..........         31.8               57.5            31.8              46.0

Diluted net income (loss) per common share:
  Income (loss) from continuing operations ............   $     1.28          $   (0.43)      $    5.67         $   (3.57)
  Discontinued operations .............................          --                 --            (0.25)              --
                                                          ----------          ---------       ---------         ---------
  Net income (loss) ...................................   $     1.28          $   (0.43)      $    5.42         $   (3.57)
                                                          ==========          =========       =========         =========

  Weighted average common shares outstanding ..........         34.5               57.5            34.5              46.0

Pro forma for adoption of SFAS No. 123:
  Income (loss) from continuing operations ............   $     46.9          $   (24.3)      $   203.1         $  (161.9)
  Net income (loss) available to common stockholders ..   $     44.2          $   (24.3)      $   186.7         $  (164.4)
  Net income (loss) per common share:
     Basic ............................................   $     1.39          $   (0.43)      $    5.87         $   (3.57)
     Diluted ..........................................   $     1.28          $   (0.43)      $    5.41         $   (3.57)



   The accompanying notes are an integral part of these financial statements.

                          PREMCOR INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, amounts in millions)



                                                                                              For the Nine Months
                                                                                              Ended September 30,
                                                                                      -------------------------------------
                                                                                             2001                 2002
                                                                                      ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .................................................................      $ 195.0             $ (161.8)
  Discontinued operations ...........................................................          8.5                 --

  Adjustments:
     Depreciation ...................................................................         39.6                 35.7
     Amortization ...................................................................         37.1                 36.9
     Deferred income taxes ..........................................................         71.2               (100.5)
     Inventory write-down to market .................................................          8.7                  --
     Stock option compensation expense ..............................................          --                   9.9
     Minority interest ..............................................................         12.4                 (1.7)
     Refinery restructuring and other charges .......................................        125.3                103.6
     Write-off of deferred financing costs ..........................................          0.6                  9.5
     Write-off of equity investment .................................................          --                   4.2
     Other, net .....................................................................          0.4                 15.8
  Cash provided by (reinvested in) working capital -
     Accounts receivable, prepaid expenses and other ................................         41.9                (30.1)
     Inventories ....................................................................        (12.0)               (49.0)
     Accounts payable, accrued expenses, and taxes other than income ................       (105.4)                64.5
     Cash and cash equivalents restricted for debt service ..........................        (30.6)                24.1
                                                                                           -------             --------
       Net cash provided by (used in) operating activities of continuing operations .        392.7                (38.9)
       Net cash used in operating activities of discontinued operations .............         (2.5)                (3.3)
                                                                                           -------             --------
       Net cash provided by (used in) operating activities ..........................        390.2                (42.2)
                                                                                           -------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment ....................................        (57.8)               (64.1)
  Expenditures for turnaround .......................................................        (41.3)               (33.4)
  Cash and cash equivalents restricted for investment in capital additions ..........          --                   5.5
  Other .............................................................................          0.6                  0.2
                                                                                           -------             --------
       Net cash used in investing activities ........................................        (98.5)               (91.8)
                                                                                           -------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt and capital lease payments .........................................        (58.9)              (645.2)
  Proceeds from the issuance of common stock, net ...................................          --                 482.0
  Cash and cash equivalents restricted for debt repayment ...........................          --                 (45.2)
  Deferred financing costs ..........................................................         (9.6)               (11.4)
  Preferred stock dividend ..........................................................         (0.3)                --
                                                                                           -------             --------
       Net cash used in financing activities ........................................        (68.8)              (219.8)
                                                                                           -------             --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................        222.9               (353.8)
CASH AND CASH EQUIVALENTS, beginning of period ......................................        290.1                510.1
                                                                                           -------             --------
CASH AND CASH EQUIVALENTS, end of period ............................................      $ 513.0             $  156.3
                                                                                           =======             ========


    The accompanying notes are an integral part of these financial statements.

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of Premcor USA Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Premcor USA Inc. (the "Company") as of September 30, 2002, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2002, and the related condensed consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein). In our report dated February 11, 2002 (March 5, 2002 as to
Note 15 & 19), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived after giving effect to the restatement for the Sabine Restructuring described in Notes 1 and 3 to the condensed consolidated financial statements.

Deloitte & Touche LLP



St. Louis, Missouri
November 6, 2002

                        PREMCOR USA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in millions, except share data)

                                                                              December 31,     September 30,
                                                                                  2001             2002
                                                                             -------------     -------------
                                      ASSETS                                 (as restated,      (unaudited)
                                                                              see Note 1)
CURRENT ASSETS:
  Cash and cash equivalents ................................................. $     508.0       $     109.3
  Short-term investments ....................................................         1.7               1.7
  Cash and cash equivalents restricted for debt service .....................        30.8              51.9
  Accounts receivable, net of allowance of $1.3 and $3.2 ....................       148.3             199.9
  Receivable from affiliates ................................................        40.7              67.9
  Inventories ...............................................................       318.3             367.3
  Prepaid expenses and other ................................................        42.7              30.7
  Assets held for sale ......................................................        --                61.2
                                                                              -----------       -----------
     Total current assets ...................................................     1,090.5             889.9

PROPERTY, PLANT AND EQUIPMENT, NET ..........................................     1,299.6           1,213.7
DEFERRED INCOME TAXES .......................................................        --                77.4
OTHER ASSETS ................................................................       144.5             131.0
                                                                              -----------       -----------
                                                                              $   2,534.6       $   2,312.0
                                                                              ===========       ===========
                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable .......................................................... $     366.4       $     441.3
  Payable to affiliates .....................................................        28.4              62.7
  Accrued expenses ..........................................................        99.4              93.2
  Accrued taxes other than income ...........................................        35.7              28.2
  Current portion of long-term debt .........................................        81.4              15.6
                                                                              -----------       -----------
     Total current liabilities ..............................................       611.3             641.0

LONG-TERM DEBT ..............................................................     1,391.4             909.7
DEFERRED INCOME TAXES .......................................................        16.7              --
OTHER LONG-TERM LIABILITIES .................................................       109.1             146.8
COMMITMENTS AND CONTINGENCIES ...............................................        --                --

MINORITY INTEREST ...........................................................        24.2              --

EXCHANGEABLE PREFERRED STOCK
  ($0.01 par value per share; 250,000 shares authorized;
  92,284 shares issued and outstanding in 2001) .............................        94.8              --

COMMON STOCKHOLDER'S EQUITY:
  Common, $0.01 par value per share, 100 authorized, issued and outstanding .        --                --
  Paid-in capital ...........................................................       316.0             805.1
  Accumulated deficit .......................................................       (28.9)           (190.6)
                                                                              -----------       -----------
     Total common stockholder's equity ......................................       287.1             614.5
                                                                              -----------       -----------
                                                                              $   2,534.6       $   2,312.0
                                                                              ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                        PREMCOR USA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited, amounts in millions)

                                                                  For the Three Months                For the Nine Months
                                                                   Ended September 30,                Ended September 30,
                                                            ---------------------------------    -------------------------------
                                                                 2001              2002              2001             2002
                                                            ---------------    --------------    -------------    --------------
                                                              (as restated,                       (as restated,
                                                              see Note 1)                         see Note 1)

NET SALES AND OPERATING REVENUES ........................   $ 1,666.2            $ 1,899.8            $ 5,170.9     $ 4,807.1

EXPENSES:
  Cost of sales .........................................     1,390.8              1,757.8              4,133.7       4,342.8
  Operating expenses ....................................       104.9                109.6                355.8         338.2
  General and administrative expenses ...................        16.1                 11.7                 45.2          40.5
  Stock option compensation expense .....................         --                   4.2                  --            9.9
  Depreciation ..........................................        13.7                 11.5                 39.6          35.7
  Amortization ..........................................         9.5                  9.3                 28.1          29.2
  Refinery restructuring and other charges ..............        26.2                 10.1                176.2         168.7
                                                            ---------            ---------            ---------     ---------
                                                              1,561.2              1,914.2              4,778.6       4,965.0

OPERATING INCOME (LOSS) .................................       105.0                (14.4)               392.3        (157.9)

  Interest and finance expense ..........................       (39.3)               (22.0)              (121.6)        (89.4)
  Gain (loss) on extinguishment of long-term debt .......         8.7                 (0.2)                 8.7         (19.5)
  Interest income .......................................         5.5                  1.5                 15.3           7.4
                                                            ---------            ---------            ---------     ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES AND MINORITY INTEREST ..........................         79.9                (35.1)               294.7        (259.4)

  Income tax (provision) benefit .......................        (31.4)                13.4                (78.2)         98.5
  Minority interest ....................................         (1.5)                 --                 (12.4)          1.7
                                                            ---------            ---------            ---------     ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS ...............         47.0                (21.7)               204.1        (159.2)

  Loss from discontinued operations, net of income
    tax benefit of $5.5 ................................          --                   --                  (8.5)          --
                                                            ---------            ---------            ---------     ---------

NET INCOME (LOSS) ......................................         47.0                (21.7)               195.6        (159.2)

  Preferred stock dividends ............................         (2.7)                 --                  (7.9)         (2.5)
                                                            ---------            ---------            ---------     ---------

NET INCOME (LOSS) AVAILABLE TO
  COMMON STOCKHOLDER ...................................    $    44.3            $   (21.7)           $   187.7     $  (161.7)
                                                            =========            =========            =========     =========


   The accompanying notes are an integral part of these financial statements.

                       PREMCOR USA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, amounts in millions)

                                                                                                    For the Nine Months
                                                                                                    Ended September 30,

                                                                                          ---------------------------------------
                                                                                                2001                  2002
                                                                                          -----------------     -----------------
                                                                                            (as restated,
                                                                                             see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................................................    $ 195.6                  $ (159.2)
  Discontinued operations ..............................................................        8.5                        --

  Adjustments:
     Depreciation ......................................................................       39.6                      35.7
     Amortization ......................................................................       37.1                      36.9
     Deferred income taxes .............................................................       71.2                     (99.1)
     Inventory write-down to market ....................................................        8.7                        --
     Stock option compensation expense .................................................         --                       9.9
     Minority interest .................................................................       12.4                      (1.7)
     Refinery restructuring and other charges ..........................................      125.3                     103.6
     Write-off of deferred financing costs .............................................        0.6                       9.5
     Other, net ........................................................................        0.5                      15.8
  Cash provided by (reinvested in) working capital -
     Accounts receivable, prepaid expenses and other ...................................       44.7                     (39.6)
     Inventories .......................................................................      (12.0)                    (49.0)
     Accounts payable, accrued expenses, and taxes other than income ...................      (99.3)                     61.3
     Affiliate receivables and payables ................................................      (11.7)                      7.1
     Cash and cash equivalents restricted for debt service .............................      (30.6)                     24.1
                                                                                            -------                  --------
       Net cash provided by (used in) operating activities of continuing operations ....      390.6                     (44.7)
       Net cash used in operating activities of discontinued operations ................       (2.5)                     (3.3)
                                                                                            -------                  --------
       Net cash provided by (used in) operating activities .............................      388.1                     (48.0)
                                                                                            -------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment .......................................      (57.8)                    (64.1)
  Expenditures for turnaround ..........................................................      (41.3)                    (33.4)
  Cash and cash equivalents restricted for investment in capital additions .............         --                       5.5
  Other ................................................................................        0.6                       0.2
                                                                                            -------                  --------
       Net cash used in investing activities ...........................................      (98.5)                    (91.8)
                                                                                            -------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt and capital lease payments ............................................      (58.9)                   (645.2)
  Capital contributions, net ...........................................................         --                     442.9
  Cash and cash equivalents restricted for debt repayment ..............................         --                     (45.2)
  Deferred financing costs .............................................................       (9.6)                    (11.4)
  Preferred stock dividend .............................................................       (0.3)                       --
                                                                                            -------                  --------
       Net cash used in financing activities ...........................................      (68.8)                   (258.9)
                                                                                            -------                  --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................      220.8                    (398.7)

CASH AND CASH EQUIVALENTS, beginning of period .........................................      290.1                     508.0
                                                                                            -------                  --------
CASH AND CASH EQUIVALENTS, end of period ...............................................    $ 510.9                  $  109.3
                                                                                            =======                  ========

   The accompanying notes are an integral part of these financial statements.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of The Premcor Refining Group Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of The Premcor Refining Group Inc. and subsidiaries (the "Company") as of September 30, 2002, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2002, and the related condensed consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein). In our report dated February 11, 2002 (March 5, 2002 as to
Note 18 and August 5, 2002 as to Notes 1 and 2), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived after giving effect to the restatement for the Sabine Restructuring described in Notes 1 and 3 to the condensed consolidated financial statements.

Deloitte & Touche LLP

St. Louis, Missouri
November 6, 2002

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in millions, except share data)

                                                                                                December 31,          September 30,
                                                                                                    2001                  2002
                                                                                                -------------         -------------
                                      ASSETS                                                    (as restated,          (unaudited)
                                                                                                 see Note 1)

CURRENT ASSETS:
  Cash and cash equivalents .................................................................... $   482.5              $   107.8
  Short-term investments .......................................................................       1.7                    1.7
  Cash and cash equivalents restricted for debt service ........................................      30.8                   51.9
  Accounts receivable, net of allowance of $1.3 and $3.2 .......................................     148.3                  199.9
  Receivable from affiliates ...................................................................      31.3                   54.0
  Inventories ..................................................................................     318.3                  367.3
  Prepaid expenses and other ...................................................................      42.7                   30.6
  Assets held for sale .........................................................................        --                   61.2
                                                                                                 ---------              ---------
     Total current assets ......................................................................   1,055.6                  874.4

PROPERTY, PLANT AND EQUIPMENT, NET .............................................................   1,298.7                1,212.8
DEFERRED INCOME TAXES ..........................................................................        --                   42.0
OTHER ASSETS ...................................................................................     142.8                  131.0
                                                                                                 ---------              ---------
                                                                                                 $ 2,497.1              $ 2,260.2
                                                                                                 =========              =========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable ............................................................................. $   366.4              $   441.3
  Payable to affiliates ........................................................................      49.8                   84.3
  Accrued expenses .............................................................................      93.1                   85.4
  Accrued taxes other than income ..............................................................      35.7                   28.2
  Current portion of long-term debt ............................................................      81.4                   15.6
                                                                                                 ---------              ---------
     Total current liabilities .................................................................     626.4                  654.8

LONG-TERM DEBT .................................................................................   1,247.0                  869.6
DEFERRED INCOME TAXES ..........................................................................      46.6                     --
OTHER LONG-TERM LIABILITIES ....................................................................     109.1                  146.8
COMMITMENTS AND CONTINGENCIES ..................................................................        --                     --

MINORITY INTEREST ..............................................................................      24.2                     --

COMMON STOCKHOLDER'S EQUITY:
  Common, $0.01 par value per share, 1000 authorized, 100 issued and outstanding................        --                     --
  Paid-in capital ..............................................................................     243.0                  537.0
  Retained earnings ............................................................................     200.8                   52.0
                                                                                                 ---------              ---------
     Total common stockholder's equity .........................................................     443.8                  589.0
                                                                                                 ---------              ---------
                                                                                                 $ 2,497.1              $ 2,260.2
                                                                                                 =========              =========


    The accompanying notes are an integral part of these financial statements.

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited, amounts in millions)

                                                                             For the Three Months            For the Nine Months
                                                                             Ended September 30,             Ended September 30,
                                                                           ------------------------       -------------------------
                                                                               2001          2002              2001          2002
                                                                               ----          ----              ----          ----
                                                                          (as restated,                   (as restated,
                                                                           see Note 1)                     see Note 1)

NET SALES AND OPERATING REVENUES ......................................... $ 1,666.2      $ 1,899.8        $ 5,170.9      $ 4,807.1

EXPENSES:
  Cost of sales ..........................................................   1,391.2        1,758.2          4,135.0        4,346.5
  Operating expenses .....................................................     104.8          109.3            355.3          337.6
  General and administrative expenses ....................................      16.0           11.7             45.1           40.5
  Stock option compensation expense ......................................      --              4.2             --              9.9
  Depreciation ...........................................................      13.7           11.5             39.6           35.7
  Amortization ...........................................................       9.5            9.3             28.1           29.2
  Refinery restructuring and other charges ...............................      26.2           10.1            176.2          168.7
                                                                           ---------      ---------        ---------      ---------
                                                                             1,561.4        1,914.3          4,779.3        4,968.1

OPERATING INCOME (LOSS) ..................................................     104.8          (14.5)           391.6         (161.0)

  Interest and finance expense ...........................................     (34.5)         (20.8)          (107.0)         (78.8)
  Gain (loss) on extinguishment of long-term debt ........................       0.8           --                0.8           (9.3)
  Interest income ........................................................       5.1            1.5             13.9            5.9
                                                                           ---------      ---------        ---------      ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  AND MINORITY INTEREST ..................................................      76.2          (33.8)           299.3         (243.2)

  Income tax (provision) benefit .........................................     (30.1)          12.7            (97.4)          92.7
  Minority interest ......................................................      (1.5)          --              (12.4)           1.7
                                                                           ---------      ---------        ---------      ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS .................................      44.6          (21.1)           189.5         (148.8)

  Loss from discontinued operations, net of income tax
     benefit of $5.5 .....................................................      --             --               (8.5)          --
                                                                           ---------      ---------        ---------      ---------

NET INCOME (LOSS) ........................................................ $    44.6      $   (21.1)       $   181.0      $  (148.8)
                                                                           =========      =========        =========      =========


    The accompanying notes are an integral part of these financial statements.

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, amounts in millions)


                                                                                                              For the Nine Months
                                                                                                              Ended September 30,
                                                                                                          --------------------------
                                                                                                              2001            2002
                                                                                                          ------------      --------
                                                                                                          (as restated
                                                                                                           see Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ......................................................................................  $ 181.0        $ (148.8)
  Discontinued operations ................................................................................      8.5            --

  Adjustments:
     Depreciation ........................................................................................     39.6            35.7
     Amortization ........................................................................................     36.7            36.8
     Deferred income taxes ...............................................................................     74.8           (93.5)
     Inventory write-down to market ......................................................................      8.7            --
     Stock option compensation expense ...................................................................     --               9.9
     Minority interest ...................................................................................     12.4            (1.7)
     Refinery restructuring and other charges ............................................................    125.3           103.6
     Write-off of deferred financing costs ...............................................................      0.2             7.9
     Other, net ..........................................................................................      0.4            15.1

  Cash provided by (reinvested in) working capital -
     Accounts receivable, prepaid expenses and other .....................................................     44.7           (39.5)
     Inventories .........................................................................................    (12.0)          (49.0)
     Accounts payable, accrued expenses, and taxes other than income .....................................   (105.5)           59.8
     Affiliate receivables and payables ..................................................................      1.4            11.8
     Cash and cash equivalents restricted for debt service ...............................................    (30.6)           24.1
                                                                                                            -------        --------
       Net cash provided by (used in) operating activities of continuing operations ......................    385.6           (27.8)
       Net cash used in operating activities of discontinued operations ..................................     (2.5)           (3.3)
                                                                                                            -------        --------
       Net cash provided by (used in) operating activities ...............................................    383.1           (31.1)
                                                                                                            -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment .........................................................    (57.8)          (64.1)
  Expenditures for turnaround ............................................................................    (41.3)          (33.4)
  Cash and cash equivalents restricted for investment in capital additions ...............................     --               5.5
  Other ..................................................................................................      0.1             0.2
                                                                                                            -------        --------
       Net cash used in investing activities .............................................................    (99.0)          (91.8)
                                                                                                            -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt and capital lease payments ..............................................................    (22.4)         (443.3)
  Capital contributions, net .............................................................................    (25.8)          248.1
  Cash and cash equivalents restricted for debt repayment ................................................     --             (45.2)
  Deferred financing costs ...............................................................................     (9.6)          (11.4)
                                                                                                            -------        --------
       Net cash used in financing activities .............................................................    (57.8)         (251.8)
                                                                                                            -------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................................    226.3          (374.7)
CASH AND CASH EQUIVALENTS, beginning of period ...........................................................    251.2           482.5
                                                                                                            -------        --------
CASH AND CASH EQUIVALENTS, end of period .................................................................  $ 477.5        $  107.8
                                                                                                            =======        ========


   The accompanying notes are an integral part of these financial statements.

FORM 10-Q - PART I

PREMCOR INC. AND SUBSIDIARIES
PREMCOR USA INC. AND SUBSIDIARIES
THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002
(tabular dollar amounts in millions of U.S. dollars)

1.   Basis of Preparation and Recent Developments

     Premcor Inc. (the "Company"), a Delaware corporation, was incorporated in April 1999. Premcor Inc. owns all of the outstanding common stock of Premcor USA Inc. ("Premcor USA"). Premcor USA owns all of the outstanding common stock of The Premcor Refining Group Inc. ("PRG"). Following the completion of the restructuring described in Note 3, referred to as the Sabine restructuring, PRG owns all of the outstanding common stock of Sabine River Holding Corp. ("Sabine"). Sabine is the 1% general partner of Port Arthur Coker Company L.P. ("PACC"), a limited partnership, and the 100% owner of Neches River Holding Corp. ("Neches"), which is the 99% limited partner of PACC. PACC is the 100% owner of Port Arthur Finance Corp. ("PAFC"). The restructuring of Sabine as a wholly owned subsidiary of PRG constituted an exchange of ownership interest between entities under common control, and therefore was accounted for similar to a pooling of interests. Accordingly, Premcor USA's and PRG's historical financial statements have been restated to include the consolidated financial position, results of operations, and cash flows of Sabine for all periods presented.

     The Company is an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the United States. The Company owns and operates two refineries with a combined crude oil throughput capacity of 420,000 barrels per day ("bpd"). The refineries are located in Port Arthur, Texas and Lima, Ohio. The Company ceased operations at its 70,000 bpd Hartford, Illinois refinery in late September consistent with the Company's plan which was announced in February 2002.

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

     This Quarterly Report on Form 10-Q represents a combined report for three registrants, Premcor Inc., Premcor USA and PRG. The accompanying unaudited condensed consolidated financial statements of Premcor Inc., Premcor USA, and PRG and their respective subsidiaries are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for Form 10-Q. In the opinion of the management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These combined consolidated notes apply equally to Premcor Inc., Premcor USA, and PRG, unless otherwise noted. These unaudited financial statements should be read in conjunction with the audited financial statements and notes for the years ended December 31, 2001 and 2000 included in Premcor Inc.'s Registration Statement on Form S-1/A dated April 29, 2002, and Premcor USA's, PRG's, and Sabine's Annual Reports on Form 10-K for the year ended December 31, 2001. PAFC has filed a Registration Statement on Form S-4 which includes audited financial statements and notes for the year ended December 31, 2001 for PRG that were restated for the Sabine restructuring. Certain reclassifications have been made to prior periods in order to conform to the current period presentation.

2.   New and Proposed Accounting Standards

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of these standards did not have a material impact on the Company's financial position and results of operations; however, SFAS No. 144 was utilized in the accounting for the Company's closure of the Hartford, Illinois refinery. See Note 4, Refinery Restructuring and Other Charges for details of the Hartford refinery shutdown.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses when a liability should be recorded for asset retirement obligations and how to measure this liability. The initial recording of a liability for an asset retirement obligation will require the recording of a corresponding asset that will be required to be amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact of the adoption of this standard on its financial position and results of operations and believes that implementation will not have a material impact.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from the Extinguishment of Debt; SFAS No. 44, Accounting for Intangible Assets of Motor Carriers; and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, as it relates to sale-leaseback transactions and other transactions structured similar to a sale-leaseback as well as amends other pronouncements to make various technical corrections. The provisions of SFAS No. 145 as they relate to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provision of this statement related to the amendment to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements on or after May 15, 2002. As permitted by SFAS No. 145, the Company has elected early adoption of the rescission of SFAS No. 4. Accordingly, the Company has included the gain or loss on extinguishment of long-term debt in "Income from continuing operations" as opposed to as an extraordinary item, net of taxes, below "Income from continuing operations" in its Statement of Operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs
Associated with Exit or Disposal Activities. SFAS No. 146 requires the recognition of liabilities at fair value that are associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such liabilities include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146 for all restructuring, discontinued operations, plant closings or other exit or disposal activities initiated after December 31, 2002.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position ("SOP") entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. If adopted as proposed, this SOP will require companies to expense as incurred turnaround costs, which it terms as "the non-capital portion of major maintenance costs." Adoption of the proposed SOP would require that any existing unamortized turnaround costs be expensed immediately. If this proposed change were in effect at September 30, 2002, the Company would have been required to write-off unamortized turnaround costs of approximately $97 million. Unamortized turnaround costs will change in 2002 as maintenance turnarounds are performed and past maintenance turnarounds are amortized. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, net of income tax, in the consolidated statements of operations.

3.   Sabine Restructuring

     On June 6, 2002, PRG and Sabine completed a series of transactions ("the Sabine restructuring") that resulted in Sabine and its subsidiaries becoming wholly owned subsidiaries of PRG. Sabine, through its principal operating subsidiary, PACC, owns and operates a heavy oil processing facility, which is operated in conjunction with PRG's Port Arthur, Texas refinery. Prior to the Sabine restructuring, Sabine was 90% owned by Premcor Inc. and 10% owned by Occidental.

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

..    Premcor Inc. contributed its 100% ownership interest in Sabine to Premcor
     USA and Premcor USA, in turn, contributed its 100% ownership interest in Sabine to PRG; and

..    PRG fully and unconditionally guaranteed, on a senior unsecured basis, the payment obligations under the PAFC 12 1/2% Senior Notes due 2009. The guarantee was issued in a private placement made in reliance on an exemption from the registration requirements of the Securities Exchange Act of 1933, as amended. In September 2002, PAFC filed a registration statement under the Securities Act to register the notes and the PRG guarantee and has 120 additional days to finalize the registration process. Due to the PRG guarantee, Sabine is no longer required to file periodic reports under the Securities Exchange Act of 1934, as amended.

     Premcor Inc.'s acquisition of Occidental's 10% ownership in Sabine was accounted for under the purchase method. The purchase price was based on the exchange of 1,363,636 shares of Premcor Inc. common stock for the 10% interest in Sabine and was valued at $30.5 million or approximately $22 per share. The purchase price of the 10% minority interest in Sabine exceeded the book value by $8.0 million. Based on an appraisal of the Sabine assets, the excess of the purchase price over the book value of the minority interest, along with a $5.0 million deferred income tax adjustment, was recorded as an investment in property, plant and equipment and will be depreciated over the remaining useful lives of the related Sabine assets. The income tax adjustment reflected the temporary difference between the book and tax basis of property, plant and equipment related to the excess of the purchase price over book value. Because the purchase price did not exceed the fair value of the underlying assets, no goodwill was recognized.

     As discussed in Note 1, the contribution of Premcor Inc.'s 100% ownership interest in Sabine to PRG was an exchange of ownership interest between entities under common control, and therefore was accounted for at the book value of Sabine, similar to a pooling of interests. Accordingly, Premcor USA's and PRG's historical financial statements have been restated to include the consolidated results of operations, financial position, and cash flows of Sabine for all prior periods presented.

4.   Refinery Restructuring and Other Charges

     In 2002, the Company recorded refinery restructuring and other charges of $172.9 million, of which $14.3 million was recorded in the third quarter. The third quarter charge included $10.1 million related to the further restructuring of the Company's management team, refinery operations and administrative functions and $4.2 million related to the write-down of Premcor Inc.'s minority interest in Clark Retail Group, Inc., the sole stockholder of Clark Retail Enterprises, Inc. ("CRE"). Premcor Inc. acquired an interest in Clark Retail Group, Inc. when PRG sold its retail business to CRE in 1999. Clark Retail Group, Inc. and CRE filed a petition to reorganize under Chapter 11 of the U.S. bankruptcy laws in October 2002.

The year-to-date charge consisted of the following:

..    a $137.4 million charge related to the shutdown of refining operations at the Hartford, Illinois refinery,

..    a $32.4 million charge related to the restructuring of the Company's management team, refinery operations and administrative functions,

..    income of $5.0 million related to the unanticipated sale of a portion of the Blue Island refinery assets previously written off,

..    a $2.5 million charge related to the termination of certain guarantees at
     PACC as part of the Sabine restructuring,

..    a $1.4 million loss related to idled assets held for sale, and

..    a $4.2 million write-down of Premcor Inc.'s 5% interest in Clark Retail
     Group, Inc.

     In 2001, refinery restructuring and other charges of $176.2 million consisted of a $167.2 million charge related to the January 2001 closure of the Blue Island, Illinois refinery and a $9.0 million charge related to the write-off of idled coker units at the Port Arthur refinery. The write-off of the Port Arthur coker units and a $17.2 million charge related to the Blue Island refinery closure were recorded in the third quarter of 2001. The write-off of the Port Arthur coker units included a charge of $5.8 million related to the net asset value of the idled cokers and a charge of $3.2 million for future environmental clean-up costs related to the coker unit site.

     Hartford Refinery Closure

     In late September 2002, the Company ceased operations at its Hartford refinery after concluding there was no economically viable method of reconfiguring the refinery to produce fuels meeting new gasoline and diesel fuel specifications mandated by the federal government. Despite ceasing operations, the Company continues to pursue all options, including the sale of the refinery, to mitigate the loss of jobs and refinery capacity in the Midwest.

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

     A pretax charge of $137.4 million was recorded in 2002, which included $70.7 million of non-cash long-lived asset write-offs to reduce the refinery assets to their estimated net realizable value of $61.0 million. The net realizable value was determined by estimating the value of the assets in a sale or operating lease transaction. The Company has had preliminary discussions with third parties regarding such a transaction, but there can be no assurance that one will be completed. In the event that a sale or lease transaction is not completed, the net realizable value may be less than $61.0 million and a further write-down may be required. The net realizable value was recorded as a current asset on the balance sheet. In the second quarter of 2002, the Company completed an evaluation of its warehouse stock, catalysts, chemicals, and additives inventories, and the Company determined that a portion of these inventories would not be recoverable upon the closure or sale of the refinery. Accordingly, the Company wrote-down these assets by $3.2 million.

     The total charge also included a reserve for future costs of $62.5 million as itemized below. The Hartford restructuring reserve balance and net cash activity as of September 30, 2002 is as follows:

                                                                                    Reserve as of
                                                                                    September 30,
                                              Initial Reserve    Net Cash Outlay         2002
                                              ---------------    ---------------    -------------
Employee severance ...........................    $ 16.6             $ 0.2             $ 16.4
Plant closure/equipment remediation ..........      12.9               5.6                7.3
Site clean-up/environmental matters ..........      33.0               --                33.0
                                                  ------             -----             ------
                                                  $ 62.5             $ 5.8             $ 56.7
                                                  ======             =====             ======

     Management adopted an exit plan that details the shutdown of the process units at the refinery and the subsequent environmental remediation of the site. The Company expects the majority of the process unit shutdown and hydrocarbon purging to be finalized in the fourth quarter of 2002. The Company terminated approximately 300 of 315 employees, both hourly (covered by collective bargaining agreements) and salaried, in October 2002. The site clean-up and environmental reserve takes into account costs that are reasonably foreseeable at this time. As the final disposition of the refinery is determined and a site remediation plan refined, further adjustments of the reserve may be necessary, and such adjustments may be material. The Company expects to spend approximately $20 million to $30 million in 2002 related to employee severance and the process unit shutdown and hydrocarbon purge.

     Finally, the total charge included a $1.0 million reserve related to post-retirement benefits that were extended to certain employees who were nearing the retirement requirements. This liability was recorded in "Other Long-term Liabilities" on the balance sheet together with the Company's other post-retirement liabilities.

     Management, Refinery Operations and Administrative Restructuring

     In February 2002, the Company began the restructuring of its executive management team and subsequently its administrative functions with the hiring of Thomas D. O'Malley as chairman, chief executive officer, and president and William E. Hantke as executive vice president and chief financial officer. In the first quarter of 2002, as a result of the resignation of the officers who previously held these positions, the Company recognized severance expense of $5.0 million and non-cash compensation expense of $5.8 million resulting from modifications of stock option terms. In addition, the Company incurred a charge of $5.0 million for the cancellation of a monitoring agreement with an affiliate of Blackstone.

     In the second quarter of 2002, the Company commenced a restructuring of its St. Louis-based general and administrative operations and recorded a charge of $6.5 million for severance, outplacement and other restructuring expenses relating to the elimination of 107 hourly and salaried positions. In the third quarter of 2002, the Company announced plans to reduce its non-represented workforce at its Port Arthur, Texas and Lima, Ohio refineries and make additional staff reductions at its St. Louis administrative office. The Company recorded a charge of $10.1 million for severance, outplacement, and other restructuring expenses relating to the elimination of 140 hourly and salaried positions. Included in this charge is $1.3 million related to post-retirement benefits that were extended to certain employees who were nearing the retirement requirements. This liability was recorded in "Other Long-term Liabilities" on the balance sheet together with the Company's other post-retirement liabilities. Reductions at the refineries occurred in October 2002 and those at the St. Louis office will take place by the end of the first quarter of 2003. The reserve relating to the refineries and St. Louis restructuring is as follows:

                                                                                               Reserve as of
                                                     Initial       Additional     Net Cash     September 30,
                                                     Reserve        Reserve        Outlay           2002
                                                 ---------------- ------------- -------------- ---------------
Refineries and St. Louis restructuring ........      $    6.5      $    8.8      $      4.6         $    10.7


The Company expects to spend approximately $11 million to $13 million in 2002 related to these refinery and St. Louis restructuring activities.

     Blue Island Refinery Closure Reserve

     In 2001, the Company recorded a first quarter pretax charge of $150.0 million and an additional third quarter pretax charge of $17.2 million related to the January 2001 closure of the Blue Island, Illinois refinery. The Blue Island restructuring reserve balance and net cash activity as of September 30, 2002 is as follows:

                                                  Reserve as of                                   Reserve as of
                                                December 31, 2001        Net Cash Outlay       September 30, 2002
                                                -----------------        ---------------       ------------------
Employee severance ............................   $    2.1                $      2.1               $    --
Plant closure/equipment remediation ...........       13.9                       8.1                     5.8
Site clean-up/environmental matters ...........       20.5                       3.9                    16.6
                                                  --------                ----------               ---------
                                                  $   36.5                $     14.1               $    22.4
                                                  ========                ==========               =========

     The Company expects to spend approximately $15 million to $16 million in 2002 related to the reserve for future costs, with the remainder to be spent over the next several years. The Company is currently in discussions with governmental agencies concerning a remediation program, which it believes will likely lead to a final consent order and remediation plan. The Company does not expect these discussions to be concluded until 2003 at the earliest. The Company's site clean-up and environmental reserve takes into account costs that are reasonably foreseeable at this time, based on studies performed in conjunction with obtaining the insurance policy mentioned below. As the site remediation plan is finalized and work is performed, further adjustments of the reserve may be necessary.

     In 2002, environmental risk insurance policies covering the Blue Island refinery site were procured and bound, with final policies expected to be issued within the first quarter of 2003. This insurance program will allow the Company to quantify and, within the limits of the policy, cap its cost to remediate the site, and provide insurance coverage from future third party claims arising from past or future environmental releases. The remediation cost overrun policy has a term of ten years and, subject to certain exceptions and exclusions, provides $25 million in coverage in excess of a self-insured retention amount of $26 million. The pollution legal liability policy provides for $25 million in aggregate coverage and per incident coverage in excess of a $100,000 deductible per incident. The Company believes this program also provides governmental agencies financial assurance that, once begun, remediation of the site will be completed in a timely and prudent manner.

5.   Gain or Loss on Extinguishment of Long-Term Debt

     In the quarter and nine months ended September 30, 2002, Premcor USA recorded a loss on extinguishment of long-term debt of $0.2 million and $19.5 million, respectively, related to the repurchase of certain long-term debt as described in Note 8 Long-term Debt. The third quarter loss related to a premium paid for the repurchase of a portion of the 11 1/2% Subordinated Debentures. The loss recorded for the nine months ended September 30, 2002 included premiums associated with the early repayment of long-term debt of $9.4 million, a write-off of unamortized deferred financing costs related to this debt of $9.5 million, and the write-off of a prepaid premium for an insurance policy guaranteeing the interest and principal payments on Sabine's long-term debt of $0.6 million. In the nine months ended September 30, 2002, PRG recorded a loss of $9.3 million related to this early redemption of long-term debt, of which $0.9 million related to premiums, $7.8 million related to the write-off of deferred financing costs, and $0.6 million related to the write-off of debt guarantee fees at Sabine.

     In the third quarter of 2001, Premcor USA repurchased in the open market $21.3 million in face value of its 9 1/2% Senior Notes due September 15, 2004, $30.6 million in face value of its 10 7/8% Senior Notes due December 1, 2005, and $5.9 million in face value of its 11 1/2% Exchangeable Preferred Stock. As a result of these transactions, Premcor USA recorded a gain of $8.7 million, which included discounts of $9.3 million offset by the write-off of deferred financing costs related to the notes. Related to the repurchase of a portion of its 9 1/2% Senior Notes due September 15, 2004, PRG recorded a gain of $0.8 million, which included a discount of $1.0 million offset by the write-off of deferred financing costs.

6.   Inventories

     The carrying value of inventories consisted of the following:

                                                               December 31,     September 30,
                                                                   2001             2002
                                                              ------------      ------------

           Crude oil ........................................ $      77.0       $    93.1
           Refined products and blendstocks .................       218.7           253.4
           Warehouse stock and other ........................        22.6            20.8
                                                              ------------      ----------
                                                              $     318.3       $   367.3
                                                              ============      ==========

     The market value of crude oil, refined products and blendstock inventories at September 30, 2002 was approximately $150 million (December 31, 2001 - $5 million) above carrying value.

     As of January 1, 2002, PACC changed its method of inventory valuation from first-in first-out ("FIFO") to last-in first-out ("LIFO") for crude oil and blendstock inventories. Management believes this change is preferable in that it achieves a more appropriate matching of revenues and expenses. The adoption of this inventory accounting method on January 1, 2002 did not have an impact on pretax earnings. The adoption of the LIFO method resulted in no impact for the three-month period and approximately $12 million less net income ($0.26 per basic and diluted share) for the nine-month period ended September 30, 2002 than if the FIFO method had been used for the same periods. Cost for warehouse stock continues to be determined under the FIFO method.

7.   Other Assets

     Other assets consisted of the following:

                                                                       December 31,          September 30,
                                                                           2001                  2002
                                                                       ------------          -------------
         Deferred turnaround costs ...................................   $    97.9             $    96.5
         Deferred financing costs ....................................        32.6                  27.0
         Cash restricted for investment in capital additions .........         9.9                   4.4
         Investment in affiliates ....................................         4.7                   0.5
         Other .......................................................         3.6                   2.5
                                                                         ---------             ---------
                                                                         $   148.7             $   130.9
                                                                         =========             =========

     Amortization of deferred financing costs for the three and nine-month periods ended September 30, 2002 was $2.5 million (2001 - $2.9 million) and $7.5 million (2001 - $8.8 million), respectively, and was included in "Interest and finance expense". In 2002, the Company incurred deferred financing costs of $1.1 million for fees to obtain a waiver related to insurance coverage required under PACC's common security agreement with certain bondholders and $10.3 million related to the consent solicitation process of the Sabine restructuring and subsequent registration of the PACC senior notes with the Securities & Exchange Commission. In the second quarter of 2002, the Company wrote-off $9.5 million of deferred financing costs, including $1.6 million related to Premcor USA stand alone long-term debt, as a result of the early repayment of long-term debt.

8.   Long-term Debt and Exchangeable Preferred Stock

     Long-term debt and exchangeable preferred stock consisted of the following:

                                                              December 31,     September 30,
                                                                  2001             2002
                                                              -----------      -------------
8 5/8% Senior Notes due August 15, 2008
     ("8 5/8% Senior Notes") (1).............................  $   109.8          $ 109.8
8 3/8% Senior Notes due November 15, 2007
     ("8 3/8% Senior Notes") (1).............................       99.6             99.6
8 7/8% Senior Subordinated Notes due November 15, 2007
     ("8 7/8% Senior Subordinated Notes") (1)................      174.2            174.4
Floating Rate Term Loan due November 15, 2003 and 2004
     ("Floating Rate Loan") (1)..............................      240.0            240.0
9 1/2% Senior Notes due September 15, 2004
     ("9 1/2% Senior Notes") (1).............................      150.4              -
12 1/2% Senior Notes due January 15, 2009
     ("12 1/2% Senior Notes") (2)............................      255.0            250.7
Bank Senior Loan Agreement (2)...............................      287.6              -
Ohio Water Development Authority Environmental Facilities
     Revenue Bonds due December 01, 2031
     ("Series 2001 Ohio Bonds") (1)..........................       10.0             10.0
Obligations under capital leases (1).........................        1.8              0.7
                                                               ---------          -------
                                                                 1,328.4            885.2
Less current portion of debt.................................       81.4             15.6
                                                               ---------          -------
Total long-term debt at PRG..................................    1,247.0            869.6

10 7/8% Senior Notes due December 1, 2005
     ("10 7/8%  Senior Notes") (3)...........................      144.4              -
11 1/2% Subordinated Debentures due October 1, 2009
     ("11 1/2% Subordinated Debentures") (3).................        -               40.1
                                                               ---------          -------
Total long-term debt at Premcor Inc. and Premcor USA.........  $ 1,391.4          $ 909.7
                                                               =========          =======
Exchangeable Preferred Stock (3).............................  $    94.8          $  --
                                                               =========          =======

(1) Issued or borrowed by PRG
(2) Issued or borrowed by PAFC
(3) Issued or borrowed by Premcor USA

     In 2002, Premcor Inc. contributed $442.9 million of its initial public offering proceeds to its subsidiaries for the early redemption and repurchase of a portion of their outstanding long-term debt. In June 2002, PRG redeemed the remaining $150.4 million of its 9 1/2% Senior Notes at par, and Premcor USA redeemed the remaining $144.4 million of its 10 7/8% Senior Notes, including a $5.2 million premium, from capital contributions received from Premcor Inc.

     On April 1, 2002, Premcor USA exchanged all of its 11 1/2% Exchangeable Preferred Stock for 11 1/2% Subordinated Debentures due October 2009. During the second quarter of 2002, Premcor USA purchased, in the open market, $54.1 million in aggregate principal amount of its 11 1/2% Subordinated Debentures at a $3.1 million premium from capital contributions received from Premcor Inc. In the third quarter of 2002, Premcor USA purchased an additional $3.4 million of its 11 1/2% Subordinated Debentures due 2009 at a premium of $0.2 million from capital contributions received from Premcor Inc.

     In the third quarter of 2002, PACC made a $4.3 million principal payment on its 12 1/2% Senior Notes. In January 2002, PACC made a $66.2 million principal payment on its Bank Senior Loan Agreement, of which $59.7 million represented a mandatory prepayment pursuant to the common security agreement and related secured account structure. In June 2002, as part of the Sabine restructuring, PACC prepaid the remaining balance of $221.4 million on the Bank Senior Loan Agreement at a $0.9 million premium, with cash on hand and an $84.2 million net capital contribution from Premcor Inc.

     Prior to the Sabine restructuring, the common security agreement required that PACC carry insurance coverage with specified terms. Due to the effects of the events of September 11, 2001 on the insurance market, coverage meeting such terms was not available on commercially reasonable terms, and as a result, PACC's insurance program was not in full compliance with the required insurance coverage at December 31, 2001. PACC received a waiver from the requisite parties. Subsequently, the common security agreement has been amended and restated as part of the Sabine restructuring and the new provisions regarding insurance coverage take into consideration a changing economic environment and its effects on the insurance markets in general. Under the amended and restated common security agreement, PACC has some specific insurance requirements, but principally must ensure that coverage is consistent with customary standards in its industry. There is also a provision that allows for thirty days notice to requisite parties of any inability to comply with the specific terms without any event of a default. As of September 30, 2002, PACC was in compliance with the insurance coverage requirements of the amended and restated common security agreement.

9.   Working Capital Facility

     In March 2002, PRG received a waiver regarding the maintenance of the tangible net worth covenant related to its $650 million working capital credit agreement, which allows for the exclusion of $120 million of the pretax restructuring charge related to the closure of the Hartford refinery.

     As part of the Sabine restructuring, Sabine terminated its insurance policy that guaranteed its Maya crude oil purchase obligations and its $35 million bank working capital facility that supported Sabine's non-Maya crude oil purchase obligations. In May 2002, PRG amended its $650 million working capital facility principally to allow for the inclusion of Sabine crude oil purchase obligations. As amended, the $650 million limit of the facility can be increased by $50 million, up to the borrowing base limitation, at the request of PRG and upon securing additional commitments. Also under the amendment, the borrowing base calculation was amended to include PACC inventory and the tangible net worth covenant was increased to $400 million from $150 million.

10.  Stock Option Plans

     In conjunction with the management change discussed in Note 4 above, Premcor Inc. adopted two new stock incentive plans. The 2002 Special Stock Incentive Plan was adopted in connection with the employment of Thomas D. O'Malley and allows for the issuance of options for the purchase of Premcor Inc. common stock. Under this plan, options on 3,400,000 shares of Premcor Inc. common stock may be awarded. As of September 30, 2002, options for 2,950,000 shares of Premcor Inc. common stock had been granted, options for 2,200,000 shares at an exercise price of $10 per share and options for 750,000 shares at an exercise price of $22.50 per share. Options granted under this plan vest 1/3 on each of the first three anniversaries of the date of grant. The options for 750,000 shares referenced above were granted to Mr. O'Malley pursuant to his employment agreement.

     The 2002 Equity Incentive Plan was adopted to award key employees, directors, and consultants with various stock options, stock appreciation rights, restricted stock, performance-based awards and other common stock based awards of Premcor Inc. common stock. Under the 2002 Equity Incentive Plan, options for 1,500,000 shares of Premcor Inc. common stock may be awarded. As of September 30, 2002, options for 1,036,000 shares of Premcor Inc. common stock were granted as follows: options for 435,000 shares at an exercise price of $10 per share and options for 601,000 shares at an exercise price ranging from $18.50 per share to $26 per share. Options granted under this plan vest 1/3 on each of the first three anniversaries of the date of grant. These options included options for 100,000 shares granted to two directors pursuant to agreements with the Company.

     During the second quarter of 2002, the Company elected to adopt the fair value based expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The Company previously applied the intrinsic value based expense recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). SFAS No. 123 provides that the adoption of the fair value based method is a change to a preferable method of accounting. As provided by SFAS No. 123, the stock option compensation expense is calculated based only on stock options granted in the year of election and thereafter. The fair value of these options was estimated on the grant date using the Black-Sholes option-pricing model with the following weighted average assumptions as of September 30, 2002: a) assumed risk-free rate of 5.06% per annum, b) expected life of 3.7 years, c) expected volatility of 38.9%, and d) no expected dividends. All stock options granted prior to January 1, 2002 continue to be accounted for under APB No. 25.

     In the period of adoption of SFAS No. 123, the adoption of this fair value based method increased the Company's net loss by $0.6 million (less than $0.01 per basic share) and $0.8 million (less than $0.01 per basic share) for the three-month and six-month periods ended June 30, 2002, respectively. The effects of the adoption of SFAS No. 123 on loss from continuing operations, net loss available to common stockholders, and net loss per share for the three-month period ended March 31, 2002 are as follows:

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


     Since nonvested awards issued to employees prior to January 1, 2002 continue to be accounted for using the intrinsic value based provisions of APB No. 25, employee stock-based compensation expense determined using the fair value based method applied prospectively is not necessarily indicative of future expense amounts when the fair value based method will apply to all outstanding nonvested awards. With respect to all stock option grants outstanding at September 30, 2002, the Company will record future non-cash stock option compensation expense and additional paid-in capital of $40.4 million over the applicable vesting periods of the grants.

11.  Interest and Finance Expense

     Interest and finance expense included in Premcor Inc.'s and Premcor USA's statements of operations consisted of the following:

                               For the Three Months        For the Nine Months
                                Ended September 30,        Ended September 30,
                               ---------------------       --------------------
                                  2001        2002           2001        2002
                                  -----       -----         ------       -----
        Interest expense ....... $ 36.5      $ 20.6        $ 113.5      $ 83.4
        Financing costs ........    4.1         2.9           11.9        10.6
        Capitalized interest ...   (1.3)       (1.5)          (3.8)       (4.6)
                                 ------      ------        -------      ------
                                 $ 39.3      $ 22.0        $ 121.6      $ 89.4
                                 ======      ======        =======      ======


Interest and finance expense included in PRG's statements of operations consisted of the following:

                               For the Three Months        For the Nine Months
                                Ended September 30,        Ended September 30,
                               --------------------        -------------------
                                  2001        2002           2001        2002
                                  -----       -----         ------       -----
        Interest expense ....... $ 31.8      $ 19.5        $  99.3      $ 73.0
        Financing costs ........    3.9         2.8           11.5        10.4
        Capitalized interest ...   (1.2)       (1.5)          (3.8)       (4.6)
                                 ------      ------        -------      ------
                                 $ 34.5      $ 20.8        $ 107.0      $ 78.8
                                 ======      ======        =======      ======

     Premcor USA's cash paid for interest for the three-month and nine-month periods ended September 30, 2002 was $24.4 million (2001 - $42.1 million) and $95.6 million (2001 - $120.9 million), respectively. PRG's cash paid for interest for the three-month and nine-month periods ended September 30, 2002 was $24.4 million (2001 - $41.0 million) and $87.5 million (2001 - $110.2 million), respectively.

12.  Income Taxes

     Premcor USA made net cash income tax payments during the three-month period ended September 30, 2002 of $0.1 million (2001 - $13.3 million) and received net cash income tax refunds during the nine-month period ended September 30, 2002 of $12.4 million (2001 - $13.6 million net cash income tax payments). PRG made net cash income tax payments during the three-month period ended September 30, 2002 of $0.1 million (2001 - $13.3 million) and received net cash income tax refunds during the nine-month period ended September 30, 2002 of $12.4 million (2001 - $16.1 million net cash income tax payments).

     The income tax provision on the income from continuing operations before income taxes for the nine-month period ended September 30, 2001 of $78.7 million for the Company and $78.2 million for Premcor USA included the effect of a reversal during the first quarter of 2001 of the remaining deferred tax valuation allowance of $30.0 million. The reversal of the remaining deferred tax valuation allowance resulted from the analysis of the likelihood of realizing the future tax benefit of federal and state tax loss carryforwards, alternative minimum tax credits and federal and state business tax credits. The income tax provision on the income from continuing operations before income taxes for the nine-month period ended September 30, 2001 of $97.4 million for PRG included the effect of the reversal during the first quarter of 2001 of the remaining deferred tax valuation allowance as described above of $12.4 million.

13.  Discontinued Operations

     In 2001, the Company recorded a pretax charge of $14.0 million, $8.5 million net of income taxes, related to environmental liabilities of discontinued retail operations. This charge represented an increase in estimates regarding the Company's environmental clean-up obligation and was prompted by the availability of new information concerning site by site clean-up plans and changing postures of state regulatory agencies.

14.  Earnings per share

     The diluted share base for the three-month and nine-month periods ended September 30, 2002 excluded incremental common stock equivalents of 598,310 and 2,027,715, respectively. These common stock equivalents were excluded due to their antidilutive effect as a result of the Company's net loss available to common stockholders. The dilutive shares for the quarter related to employee stock options and the dilutive shares for year to date related to employee stock options and shareholder warrants. The diluted weighted average shares outstanding for the three-month and nine-month periods ended September 30, 2001 reflected the potential dilution that could have occurred if all outstanding warrants were exercised. In the second quarter of 2002, all outstanding shareholder warrants were exercised. In the earnings per share calculation, net income (loss) available to common stockholders includes the deduction of preferred stock dividends when applicable.

15. Consolidating Financial Statements of PRG as Co-guarantor of PAFC's Senior Notes

     Presented below are the PRG consolidating balance sheets, statement of operations, and cash flows as required by Rule 3-10 of the Securities Exchange Act of 1934. As part of the Sabine restructuring, PRG became a full and unconditional guarantor of PAFC's 12 1/2% Senior Notes, along with PACC, Sabine, and Neches. Under Rule 3-10, the condensed consolidating balance sheets, statement of operations, and cash flows presented below meet the requirements for financial statements of the issuer and each guarantor of the notes since the issuer and guarantors are all direct or indirect subsidiaries of PRG as well as full and unconditional guarantors. PAFC issued and then loaned to PACC the proceeds from the 12 1/2% Senior Notes, in order to finance PACC's heavy oil processing facility. PACC owns and operates the heavy oil processing facility, which is fully integrated with PRG's Port Arthur refinery. Both Sabine and Neches have no material assets or operations.

     Under the amended and restated common security agreement related to PACC's 12 1/2% Senior Notes, PACC is required to restrict $45.0 million of cash for debt service at all times plus restrict an amount equal to the next scheduled principal and interest payment, prorated based on the number of months remaining until that payment is due. Otherwise, there are no restrictions limiting dividends from PACC to PRG and, under the amended working capital facility, PACC is required to dividend to PRG all excess cash over $20 million, excluding the restricted debt service amounts. Also, pursuant to the amended working capital facility, if an aggregate intercompany payable from

PRG to PACC exceeds $40 million at any time, PACC shall forgive PRG such excess amount, which would take the form of a non-cash dividend. No such dividends have been made as of September 30, 2002.

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2002
                        (unaudited, amounts in millions)

                                                                  Other
                                                                Guarantor                     Consolidated
                                         PRG         PAFC     Subsidiaries    Eliminations        PRG
                                      ---------    -------    ------------    ------------    ------------
              ASSETS
CURRENT ASSETS:

  Cash and cash equivalents ......... $   107.8    $   --       $   --          $   --          $   107.8
  Short-term investments ............       1.7        --           --              --                1.7
  Cash and cash equivalents
     restricted for debt service ....       --         --          51.9             --               51.9
  Accounts receivable ...............     198.8        --           1.1             --              199.9
  Receivable from affiliates ........      54.2       21.4          0.7           (22.3)             54.0
  Inventories .......................     342.3        --          27.1            (2.1)            367.3
  Prepaid expenses and other ........      28.3        --           2.3              --              30.6
  Assets held for sale ..............      61.2        --           --               --              61.2
                                      ---------    -------      -------         --------        ---------
     Total current assets ...........     794.3       21.4         83.1            (24.4)           874.4

PROPERTY, PLANT AND EQUIPMENT, NET ..     598.7        --         614.1              --           1,212.8
DEFERRED INCOME TAXES ...............      64.6        --           --             (22.6)            42.0
INVESTMENT IN AFFILIATE .............     294.8        --           --            (294.8)             --
OTHER ASSETS ........................     114.2        --          16.8              --             131.0
NOTE RECEIVABLE FROM AFFILIATE ......       2.4      235.9          --            (238.3)             --
                                      ---------    -------      -------         --------        ---------
                                      $ 1,869.0    $ 257.3      $ 714.0         $ (580.1)       $ 2,260.2
                                      =========    =======      =======         ========        =========

    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable .................. $   336.5    $   --       $ 104.8         $    --         $   441.3
  Payable to affiliates .............      60.6        --          43.1            (19.4)            84.3
  Accrued expenses ..................      77.4        6.6          1.4              --              85.4
  Accrued taxes other than income ...      23.0        --           5.2              --              28.2
  Current portion of long-term debt .       0.8       14.8          --               --              15.6
  Current portion of notes payable
     to affiliate ...................       --         --           2.9             (2.9)             --
                                      ---------    -------      -------         --------        ---------
     Total current liabilities ......     498.3       21.4        157.4            (22.3)           654.8

LONG-TERM DEBT ......................     633.7      235.9          --               --             869.6
DEFERRED INCOME TAXES ...............       --         --          23.3            (23.3)             --
OTHER LONG-TERM LIABILITIES .........     146.6        --           0.2              --             146.8
NOTE PAYABLE TO AFFILIATE ...........       --         --         238.3           (238.3)             --

COMMON STOCKHOLDER'S EQUITY:
  Common stock ......................       --         --           0.1             (0.1)             --
  Paid-in capital ...................     537.0        --         206.0           (206.0)           537.0
  Retained earnings .................      53.4        --          88.7            (90.1)            52.0
                                      ---------    -------      -------         --------        ---------
     Total common stockholder's
      equity ........................     590.4        --         294.8           (296.2)           589.0
                                      ---------    -------      -------         --------        ---------
                                      $ 1,869.0    $ 257.3      $ 714.0         $ (580.1)       $ 2,260.2
                                      =========    =======      =======         ========        =========

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                        (unaudited, amounts in millions)

                                                                                Other
                                                                              Guarantor                          Consolidated
                                             PRG              PAFC           Subsidiaries       Eliminations         PRG
                                        --------------    --------------    ---------------     -------------   -------------

NET SALES AND OPERATING REVENUES .......  $ 2,042.5         $    --            $   540.4         $   (683.1)      $ 1,899.8
EQUITY IN EARNINGS OF AFFILIATE ........       (3.6)             --                 --                  3.6            --

EXPENSES:
  Cost of sales ........................    1,936.5              --                494.7             (673.0)        1,758.2
  Operating expenses ...................       80.7              --                 36.7               (8.1)          109.3
  General and administrative expenses ..       10.8              --                  0.9               --              11.7
  Stock option compensation expense ....        4.2              --                 --                 --               4.2
  Depreciation .........................        6.2              --                  5.3               --              11.5
  Amortization .........................        9.3              --                 --                 --               9.3
  Refinery restructuring and other
     charges ...........................       10.1              --                 --                 --              10.1
                                          ---------         ---------          ---------         ----------       ---------
                                            2,057.8              --                537.6             (681.1)        1,914.3

OPERATING INCOME (LOSS) ................      (18.9)             --                  2.8                1.6           (14.5)

  Interest and finance expense .........      (12.1)             (8.3)              (8.8)               8.4           (20.8)
  Interest income ......................        1.2               8.3                0.4               (8.4)            1.5
                                          ---------         ---------          ---------         ----------       ---------

LOSS BEFORE INCOME TAXES ...............      (29.8)             --                 (5.6)               1.6           (33.8)

  Income tax benefit ...................       10.0              --                  2.0                0.7            12.7
                                          ---------         ---------          ---------         ----------       ---------

NET LOSS ...............................  $   (19.8)        $    --            $    (3.6)        $      2.3       $   (21.1)
                                          =========         =========          ==========        ==========       =========


                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                        (unaudited, amounts in millions)

                                                                                                Eliminations
                                                                                Other               and
                                                                              Guarantor           Minority       Consolidated
                                             PRG              PAFC           Subsidiaries         Interest           PRG
                                        --------------    --------------    ---------------     -------------   -------------

NET SALES AND OPERATING REVENUES .......  $ 5,091.8         $    --            $ 1,429.3         $ (1,714.0)      $ 4,807.1
EQUITY IN EARNINGS OF AFFILIATE ........      (30.1)             --                 --                 30.1            --

EXPENSES:
  Cost of sales ........................    4,719.8              --              1,315.1           (1,688.4)        4,346.5
  Operating expenses ...................      261.8              --                 99.4              (23.6)          337.6
  General and administrative expenses ..       37.2              --                  3.3               --              40.5
  Stock option compensation expense ....        9.9              --                 --                 --               9.9
  Depreciation .........................       19.9              --                 15.8               --              35.7
  Amortization .........................       29.2              --                 --                 --              29.2
  Refinery restructuring and other
     charges ...........................      166.2              --                  2.5               --             168.7
                                          ---------         ---------          ---------         ----------       ---------
                                            5,244.0              --              1,436.1           (1,712.0)        4,968.1

OPERATING LOSS .........................     (182.3)             --                 (6.8)              28.1          (161.0)

  Interest and finance expense .........      (43.1)            (31.1)             (36.0)              31.4           (78.8)
  Loss on extinguishment of long-term
     debt ..............................       (1.0)             --                 (8.3)              --              (9.3)
  Interest income ......................        4.0              31.1                2.2              (31.4)            5.9
                                          ---------         ---------          ---------         ----------       ---------

LOSS BEFORE INCOME TAXES AND MINORITY
  INTEREST .............................     (222.4)             --                (48.9)              28.1          (243.2)

  Income tax benefit ...................       74.9              --                 17.1                0.7            92.7
  Minority interest ....................       --                --                 --                  1.7             1.7
                                          ---------         ---------          ---------         ----------       ---------

NET LOSS ...............................  $  (147.5)        $    --            $   (31.8)        $     30.5       $  (148.8)
                                          =========         =========          =========         ==========       =========

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                        (unaudited, amounts in millions)

                                                                                    Other        Eliminations
                                                                                  Guarantor      and Minority      Consolidated
                                                        PRG          PAFC       Subsidiaries       Interest            PRG
                                                     ---------    ----------    ------------     -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................  $ (147.5)    $    --         $  (31.8)         $  30.5          $ (148.8)

  Adjustments:
    Depreciation ..................................      19.9          --             15.8             --                35.7
    Amortization ..................................      34.2          --              2.6             --                36.8
    Deferred income taxes .........................     (75.5)         --            (17.3)            (0.7)            (93.5)
    Stock option compensation expense .............       9.9          --             --               --                 9.9
    Equity in earnings of affiliate ...............      30.1          --             --              (30.1)             --
    Minority interest .............................      --            --             --               (1.7)             (1.7)
    Refinery restructuring and other charges ......     103.6          --             --               --               103.6
    Write-off of deferred financing costs .........       1.1          --              6.8             --                 7.9
    Other, net ....................................      15.0          --              0.1             --                15.1

  Cash provided by (reinvested in) working capital:
    Accounts receivable, prepaid expenses
      and other ...................................     (47.8)         --              8.3             --               (39.5)
    Inventories ...................................     (64.0)         --             13.0             2.0              (49.0)
    Accounts payable, accrued expenses,
      and taxes other than income .................      49.5         (12.8)          23.1             --                59.8
    Affiliate receivables and payables ............       6.3         304.7         (299.2)            --                11.8
    Cash and cash equivalents restricted
      for debt service ............................      --            --             24.1             --                24.1
                                                     --------     ---------       --------          -------        ----------
      Net cash provided by (used in) operating
        activities of continuing operations .......     (65.2)        291.9         (254.5)            --               (27.8)
      Net cash used in operating activities of
        discontinued operations ...................      (3.3)         --             --               --                (3.3)
                                                     --------     ---------       --------          -------        ----------
      Net cash provided by (used in) operating
        activities ................................     (68.5)        291.9         (254.5)            --               (31.1)
                                                     --------     ---------       --------          -------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment ..     (66.6)         --              2.5             --               (64.1)
  Expenditures for turnaround .....................     (33.4)         --             --               --               (33.4)
  Cash and cash equivalents restricted for
    investment in capital additions ...............       5.5          --             --               --                 5.5
  Other ...........................................       0.2          --             --               --                 0.2
                                                     --------     ---------       --------          -------        ----------
      Net cash provided by (used in) investing
        activities ................................     (94.3)         --              2.5             --               (91.8)
                                                     --------     ---------       --------          -------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt and capital lease payments .......    (151.4)       (291.9)          --               --              (443.3)
  Capital contributions, net . ....................     163.9          --             84.2             --               248.1
  Cash and cash equivalents restricted for debt
    repayment .....................................      --            --            (45.2)            --               (45.2)
  Deferred financing costs ........................      (1.6)         --             (9.8)            --               (11.4)
                                                     --------     ---------       --------          -------        ----------
      Net cash provided by (used in) financing
        activities ................................      10.9        (291.9)          29.2             --              (251.8)
                                                     --------     ---------       --------          -------        ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS .........    (151.9)         --           (222.8)            --              (374.7)
CASH AND CASH EQUIVALENTS, beginning of period ....     259.7          --            222.8             --               482.5
                                                     --------     ---------       --------          -------        ----------
CASH AND CASH EQUIVALENTS, end of period ..........  $  107.8     $    --         $   --            $   --         $    107.8
                                                     ========     =========       ========          =======        ==========

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                              (amounts in millions)

                                                                             Other          Eliminations
                                                                           Guarantor        and Minority      Consolidated
                                          PRG              PAFC           Subsidiaries        Interest            PRG
                                     --------------    -------------     ---------------    --------------    ------------
              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......... $   259.7        $     --            $    222.8        $     --          $    482.5
  Short-term investments ............       1.7              --                  --                --                 1.7
  Cash and cash equivalents
     restricted for debt service ....      --                --                  30.8              --                30.8
  Accounts receivable ...............     148.3              --                  --                --               148.3
  Receivable from affiliates ........      60.8              99.0                25.1            (153.6)             31.3
  Inventories .......................     278.2              --                  40.1              --               318.3
  Prepaid expenses and other ........      31.2              --                  11.5              --                42.7
                                      ---------        ----------          ----------        ----------        ----------
     Total current assets ...........     779.9              99.0               330.3            (153.6)          1,055.6

PROPERTY, PLANT AND EQUIPMENT, NET ..     666.3              --                 632.4              --             1,298.7
INVESTMENT IN AFFILIATE .............     218.1              --                  --              (218.1)             --
OTHER ASSETS ........................     126.4              --                  16.4              --               142.8
NOTE RECEIVABLE FROM AFFILIATE ......       4.9             463.0                --              (467.9)             --
                                      ---------        ----------          ----------        ----------        ----------
                                      $ 1,795.6        $    562.0          $    979.1        $   (839.6)       $  2,497.1
                                      =========        ==========          ==========        ==========        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

  Accounts payable .................. $   284.1        $     --            $     82.3        $     --          $    366.4
  Payable  to affiliates ............      63.4              --                 137.2            (150.8)             49.8
  Accrued expenses ..................      72.6              19.4                 1.1              --                93.1
  Accrued taxes other than income ...      30.8              --                   4.9              --                35.7
  Current portion of long-term debt .       1.8              79.6                --                --                81.4
  Current portion of notes payable
     to affiliate ...................      --                --                   2.8              (2.8)             --
                                      ---------        ----------          ----------        ----------        ----------
     Total current liabilities ......     452.7              99.0               228.3            (153.6)            626.4

LONG-TERM DEBT ......................     784.0             463.0                --                --             1,247.0
DEFERRED INCOME TAXES ...............       6.0              --                  40.6              --                46.6
OTHER LONG-TERM LIABILITIES .........     109.1              --                  --                --               109.1
NOTE PAYABLE TO AFFILIATE ...........      --                --                 467.9            (467.9)             --
MINORITY INTEREST ...................      --                --                  --                24.2              24.2

COMMON STOCKHOLDER'S EQUITY:
  Common stock ......................      --                --                   0.1              (0.1)             --
  Paid-in capital ...................     243.0              --                 121.7            (121.7)            243.0
  Retained earnings .................     200.8              --                 120.5            (120.5)            200.8
                                      ---------        ----------          ----------        ----------        ----------
     Total common stockholder's
        equity ......................     443.8              --                 242.3            (242.3)            443.8
                                      ---------        ----------          ----------        ----------        ----------
                                      $ 1,795.6        $    562.0          $    979.1        $   (839.6)       $  2,497.1
                                      =========        ==========          ==========        ==========        ==========

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                        (unaudited, amounts in millions)

                                                                                                Eliminations
                                                                                Other               and
                                                                              Guarantor           Minority       Consolidated
                                             PRG              PAFC           Subsidiaries         Interest           PRG
                                        --------------    --------------    ---------------     -------------    -------------

NET SALES AND OPERATING REVENUES .......  $ 1,701.2         $    --            $   461.3         $   (496.3)      $ 1,666.2
EQUITY IN EARNINGS OF AFFILIATE ........       13.3              --                  --               (13.3)            --

EXPENSES:
  Cost of sales ........................    1,489.3              --                390.3             (488.4)        1,391.2
  Operating expenses ...................       85.5              --                 27.3               (8.0)          104.8
  General and administrative expenses ..       14.9              --                  1.0                0.1            16.0
  Depreciation .........................        8.4              --                  5.3                --             13.7
  Amortization .........................        9.5              --                  --                 --              9.5
  Refinery restructuring and other
     charges ...........................       26.2              --                  --                 --             26.2
                                          ---------         --------           ---------         ----------       ---------
                                            1,633.8              --                423.9             (496.3)        1,561.4

OPERATING INCOME .......................       80.7              --                 37.4              (13.3)          104.8

  Interest and finance expense .........      (18.1)           (14.6)              (16.6)              14.8           (34.5)
  Gain on extinguishment of long-term
     debt ..............................        0.8              --                  --                 --              0.8
  Interest income ......................        3.2             14.6                 2.1              (14.8)            5.1
                                          ---------         --------           ---------         ----------       ---------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST ....................       66.6              --                 22.9              (13.3)           76.2

  Income tax provision .................      (22.0)             --                 (8.1)               --            (30.1)
  Minority interest ....................       --                --                  --                (1.5)           (1.5)
                                          ---------         --------           ---------         ----------       ---------

NET INCOME .............................  $    44.6         $    --            $    14.8         $    (14.8)      $    44.6
                                          =========         ========           =========         ==========       =========


                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                        (unaudited, amounts in millions)

                                                                                                Eliminations
                                                                                Other               And
                                                                              Guarantor           Minority       Consolidated
                                             PRG              PAFC           Subsidiaries         Interest           PRG
                                        --------------    --------------    ---------------     -------------    -------------
                                                                            (in millions)

NET SALES AND OPERATING REVENUES .......  $ 5,265.0         $    --            $ 1,506.0         $ (1,600.1)      $ 5,170.9
EQUITY IN EARNINGS OF AFFILIATE ........      111.1              --                 --               (111.1)           --

EXPENSES:
  Cost of sales ........................    4,574.6              --              1,137.6           (1,577.2)        4,135.0
  Operating expenses ...................      265.7              --                114.2              (24.6)          355.3
  General and administrative expenses ..       42.0              --                  3.0                0.1            45.1
  Depreciation .........................       24.4              --                 15.2               --              39.6
  Amortization .........................       28.1              --                  --                --              28.1
  Refinery restructuring and other
     charges ...........................      176.2              --                  --                --             176.2
                                          ---------         ---------          ---------         ----------       ---------
                                            5,111.0              --              1,270.0           (1,601.7)        4,779.3

OPERATING INCOME (LOSS) ................      265.1              --                236.0             (109.5)          391.6
  Interest and finance expense .........      (56.7)            (45.9)             (50.8)              46.4          (107.0)
  Gain on extinguishment of long-term
     debt ..............................        0.8               --                 --                 --              0.8
  Interest income ......................        9.4              45.9                5.0              (46.4)           13.9
                                          ---------         ---------          ---------         ----------       ---------

ME FROM CONTINUING
FORE INCOME TAXES AN
  INTEREST .............................      218.6              --                190.2             (109.5)          299.3

  Tax provision ........................      (30.7)             --                (66.7)              --             (97.4)
  Minority interest ....................       --                --                 --                (12.4)          (12.4)
                                          --------          ---------          ---------         ----------       ---------

INCOME  FROM CONTINUING OPERATIONS .....      187.9              --                123.5             (121.9)          189.5
  Loss from operations,  net of
     income tax benefit of $5.5 ........       (8.5)             --                  --                 --             (8.5)
                                          ---------         ---------          ---------         ----------       ---------

NET INCOME .............................  $   179.4         $    --            $   123.5         $   (121.9)      $   181.0
                                          =========         =========          =========         ==========       =========

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                        (unaudited, amounts in millions)

                                                                                                 Eliminations
                                                                                  Other              And
                                                                                Guarantor          Minority       Consolidated
                                              PRG               PAFC          Subsidiaries         Interest           PRG
                                         --------------     -------------    ----------------    -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ....................... $   179.4         $      --          $    123.5        $    (121.9)     $    181.0
Discontinued operations .................       8.5                --                --                 --               8.5

Adjustments:
  Depreciation ..........................      24.4                --                15.2               --              39.6
  Amortization ..........................      34.4                --                 2.3               --              36.7
  Deferred income taxes .................      43.0                --                31.8               --              74.8
  Inventory write-down to market ........       --                 --                 8.7               --               8.7
  Equity in earnings of affiliate .......    (111.1)               --                --                111.1            --
  Minority interest .....................       --                 --                --                 12.4            12.4
  Refinery restructuring and other
     charges ............................     125.3                --                --                 --             125.3
  Write-off of deferred financing
     costs ..............................       0.2                --                --                 --               0.2
  Other, net ............................      (0.4)               --                 0.7                0.1             0.4

Cash provided by (reinvested in) working capital:

  Accounts receivable, prepaid
     expenses and other .................      48.6                --                (3.9)              --              44.7
  Inventories ...........................      13.4                --               (23.7)              (1.7)          (12.0)
  Accounts payable, accrued expenses,
     and taxes other than income, and
     other ..............................    (158.2)               (9.3)             62.0                --           (105.5)
  Affiliate receivables and payables ....       8.2                 9.3             (16.1)               --              1.4
  Cash and cash equivalents restricted
     for debt service ...................       --                 --               (30.6)               --            (30.6)
                                          ---------         -----------        ----------        -----------      ----------
     Net cash provided by operating
       activities of continuing
       operations .......................     215.7                --               169.9               --             385.6
     Net cash used in operating
       activities of discontinued
       operations .......................      (2.5)               --                --                 --              (2.5)
                                          ---------         -----------        ----------        -----------      ----------
     Net cash provided by operating
       activities .......................     213.2                --               169.9               --             383.1
                                          ---------         -----------        ----------        -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and
   equipment .............................    (49.1)               --                (8.7)              --             (57.8)
  Expenditures for turnaround ...........     (41.3)               --                --                 --             (41.3)
  Other .................................       0.1                --                --                 --               0.1
                                          ---------         -----------        ----------        -----------      ----------
     Net cash used in investing
       activities .......................     (90.3)               --                (8.7)              --             (99.0)
                                          ---------         -----------        ----------        -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments ...............     (22.4)               --                --                 --             (22.4)
  Capital contributions, net ............     (25.8)               --                --                 --             (25.8)
  Deferred financing costs ..............      (9.6)               --                --                 --              (9.6)
                                          ---------         -----------        ----------        -----------      ----------
     Net cash used in financing
       activities .......................     (57.8)               --                --                 --             (57.8)
                                          ---------         -----------        ----------        -----------      ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS ..........................      65.1                --               161.2               --             226.3
CASH AND CASH EQUIVALENTS, beginning
   of period ............................     214.8                --                36.4               --             251.2
                                          ---------         -----------        ----------        -----------      ----------
CASH AND CASH EQUIVALENTS, end of
   period ............................... $   279.9         $      --          $    197.6         $     --        $    477.5
                                          =========         ===========        ==========        ===========      ==========

16.  Commitments and Contingencies

  Legal and Environmental

     As a result of its activities, the Company is the subject of a number of material pending legal proceedings, including proceedings related to environmental matters. Set forth below is an update of developments during the nine months ended September 30, 2002 with respect to any such proceedings and with respect to any environmental proceedings that involve monetary sanctions of $100,000 or more and to which a governmental authority is a party.

     Blue Island: Federal and State Enforcement. In September 1998, the federal government filed a complaint, United States v. Clark Refining & Marketing, Inc., alleging that the Blue Island refinery violated federal environmental laws relating to air, water and solid waste. The Illinois Attorney General intervened in the case. The State of Illinois and Cook County had also brought an action, several years earlier, People ex rel. Ryan v. Clark Refining & Marketing, Inc., also alleging violations under environmental laws. In 2002, the Company reached an agreement to settle both cases. The consent order in the state case was formally approved and entered by the state court judge on April 8, 2002, and the federal court approved the settlement on June 12, 2002. The consent order in the federal case required payments totaling $6.25 million as civil penalties, which the Company paid on July 12, 2002, and requires limited ongoing monitoring at the now-idled refinery. The Company had previously accrued for this obligation in its legal and environmental reserves. The consent order in the state case requires an ongoing tank inspection program along with enhanced reporting obligations. The consent orders dispose of both the federal and state cases.

     Legal and Environmental Reserves. As a result of its normal course of business, the Company is a party to a number of legal and environmental proceedings. As of September 30, 2002, the Company had accrued a total of approximately $99 million (December 31, 2001 - $77 million), on an undiscounted basis, for legal and environmental-related obligations that may result from the matters noted above and other legal and environmental matters. As of September 30, 2002, this accrual included approximately $78 million (December 31, 2001 - $53 million) for site clean-up and environmental matters associated with the Hartford and Blue Island refinery closures and retail sites. The Company is of the opinion that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

  Environmental Standards for Products

     Tier 2 Motor Vehicle Emission Standards. In February 2000, the Environmental Protection Agency ("EPA") promulgated the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. These regulations mandate that the average sulfur content of gasoline for highway use produced at any refinery not exceed 30 ppm during any calendar year by January 1, 2006, phasing in beginning on January 1, 2004. The Company currently expects to produce gasoline under the new sulfur standards at the Port Arthur refinery prior to January 1, 2004 and, as a result of the corporate pool averaging provisions of the regulations, will not be required to meet the new sulfur standards at the Lima refinery until July 1, 2004, a six month deferral. A further delay in the requirement to meet the new sulfur standards at the Lima refinery through 2005 may be possible through the purchase of sulfur allotments and credits which arise from a refiner producing gasoline with a sulfur content below specified levels prior to the end of 2005, the end of the phase-in period. There is no assurance that sufficient allotments or credits to defer investment at the Lima refinery will be available, or if available, at what cost. The Company believes, based on current estimates and on a January 1, 2004 compliance date for both the Port Arthur and Lima refineries, that compliance with the new Tier 2 gasoline specifications will require capital expenditures for the Lima and Port Arthur refineries in the aggregate through 2005 of approximately $255 million. More than 95% of the total investment to meet the Tier 2 gasoline specifications is expected to be incurred during 2002 through 2004 with the greatest concentration of spending occurring in 2003 and early 2004.

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

     Maximum Achievable Control Technology. On April 11, 2002, the EPA promulgated regulations to implement Phase II of the petroleum refinery Maximum Achievable Control Technology rule under the federal Clean Air Act, referred to as MACT II, which regulates emissions of hazardous air pollutants from certain refinery units. The Company expects to spend approximately $45 million over the next three years related to these new regulations with most of the expenditures occurring in 2003 and 2004.

  Other Commitments

     Crude Oil Purchase Commitment. In 1999, the Company sold crude oil linefill in the pipeline system supplying the Lima refinery to Koch Supply and Trading L.P. or Koch. As part of the agreement with Koch, the Company was required to repurchase approximately 2.7 million barrels of crude oil in this pipeline system in September 2002. On October 1, 2002, Morgan Stanley Capital Group Inc. ("MSCG'), purchased the 2.7 million barrels of crude oil from Koch in lieu of the Company's purchase obligation. The Company has agreed to purchase those barrels of crude oil from MSCG upon termination of the agreement with them, at then current market prices as adjusted by certain predetermined contract provisions. The initial term of the contract continues until October 1, 2003, and thereafter, automatically renews for additional 30-day periods unless terminated by either party. The Company has hedged the economic price risk related to the repurchase obligation through the purchase of exchange-traded futures contracts.

     Long-Term Crude Oil Contract. PACC is party to a long-term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V. ("PMI"), an affiliate of Petroleos Mexicanos, the Mexican state oil company, which supplies approximately 167,000 barrels per day of Maya crude oil. Under the terms of this agreement, PACC is obligated to buy Maya crude oil from PMI, and PMI is obligated to sell Maya crude oil to PACC. An important feature of this agreement is a price adjustment mechanism designed to minimize the effect of adverse refining margin cycles and to moderate the fluctuations of the coker gross margin, a benchmark measure of the value of coker production over the cost of coker feedstocks. This price adjustment mechanism contains a formula that represents an approximation of the coker gross margin and provides for a minimum average coker margin of $15 per barrel over the first eight years of the agreement, which began on April 1, 2001. The agreement expires in 2011.

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

     As of September 30, 2002, a cumulative quarterly surplus of $61.7 million existed under the contract. As a result, to the extent the Company experiences quarterly shortfalls in coker gross margins going forward, the price it pays for Maya crude oil in succeeding quarters will not be discounted until this cumulative surplus is offset by future shortfalls.

     Insurance Expenses. The Company purchases insurance intending to protect against risk of loss from a variety of exposures common to the refining industry, including property damage, business interruptions, third party liabilities, workers compensation, marine activities, and directors and officers legal liability, among others. The Company employs internal risk management measurements, actuarial analysis, and peer benchmarking to assist in determining the appropriate limits, deductibles, and coverage terms for the Company. The Company believes the insurance coverages it currently purchases are consistent with customary insurance standards in the industry. The Company's major insurance policies renewed on October 1, 2002 with a one-year term. Due primarily to the continuing effects of the events of September 11, 2001 on the insurance market, certain coverage terms, including terrorism coverage, were restricted or eliminated at renewal, certain deductibles were raised, certain coverage limits were lowered, and overall premium rates increased by 23%. Higher insurance premium expenses will be reflected in the Company's results beginning in the fourth quarter. While the Company intends to continue purchasing insurance coverages consistent with customary insurance standards in the industry, future losses could exceed insurance policy limits or, under adverse interpretations, be excluded from coverage.

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

      . Reliability and efficiency of our operating facilities which are affected by such potential hazards as equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather and other factors which could result in significant unplanned downtime;

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

      Premcor Inc. owns all of the outstanding common stock of Premcor USA, and Premcor USA owns all the outstanding common stock of PRG. After the June 6, 2002 Sabine restructuring described below, PRG owns all of the outstanding common stock of Sabine River Holding Corp., or Sabine. PRG together with Sabine's principal operating subsidiary Port Arthur Coker Company L.P., or PACC, own and operate two refineries with a combined crude oil throughput capacity of 420,000 barrels per day, or bpd. These refineries are located in Port Arthur, Texas and Lima, Ohio. In late September 2002, PRG ceased operations at its Hartford, Illinois refinery.

      On June 6, 2002, PRG and Sabine completed a series of transactions, referred to as the Sabine restructuring, that resulted in Sabine and its subsidiaries becoming wholly owned subsidiaries of PRG. Sabine, through PACC, owns and operates a heavy oil processing facility, which is operated in conjunction with PRG's Port Arthur, Texas refinery. PACC owns all of the outstanding common stock of Port Arthur Finance Corp., or PAFC. Prior to the Sabine restructuring, Sabine was 90% owned by Premcor Inc. and 10% owned by Occidental Petroleum Corporation. The transfer of ownership in which Sabine became a wholly owned subsidiary of PRG was an exchange of ownership interest between entities under common control, and therefore was accounted for at the book value of Sabine, similar to a pooling of interests. Accordingly, Premcor USA's and PRG's historical financial statements have been restated to include the consolidated results of operations, financial position, and cash flows of Sabine for all prior periods presented.

      The Sabine restructuring was permitted by the successful consent solicitation of the holders of PAFC's 12 1/2% senior notes due 2009. The Sabine restructuring was accomplished according to the following steps, among others:

      . Premcor Inc. contributed $225.6 million in proceeds from its initial public offering of common stock to Sabine. Sabine used the proceeds from the equity contribution, plus cash on hand, to prepay $221.4 million of its senior secured bank loan and to pay a dividend of $141.4 million to Premcor Inc.;

      . Commitments under Sabine's senior secured bank loan, working capital facility, and certain insurance policies were terminated and related guarantees were released;

      . PRG's existing working capital facility was amended and restated to, among other things, permit letters of credit to be issued on behalf of Sabine;

      . Occidental exchanged its 10% interest in Sabine for 1,363,636 newly issued shares of Premcor Inc. common stock;

      . Premcor Inc. contributed its 100% ownership interest in Sabine to Premcor USA, and Premcor USA, in turn, contributed its 100% ownership interest to PRG; and

      . PRG fully and unconditionally guaranteed, on a senior unsecured basis, the payment obligations under the PAFC 12 1/2% Senior Notes due 2009. The guarantee was issued in a private placement made in reliance on an exemption from the registration requirements of the Securities Exchange Act of 1933, as amended. In September 2002, PAFC filed a registration statement under the Securities Act to register the notes and the PRG guarantee and has 120 additional days to finalize the registration process. Due to the PRG guarantee, Sabine is no longer required to file periodic reports under the Securities Exchange Act of 1934, as amended.

     Premcor Inc.'s acquisition of Occidental's 10% ownership in Sabine was accounted for under the purchase method. The purchase price was based on the exchange of 1,363,636 shares of Premcor Inc. common stock for the 10% interest in Sabine and was valued at $30.5 million or approximately $22 per share. The purchase price of the 10% minority interest in Sabine exceeded the book value by $8.0 million. Based on an appraisal of the Sabine assets, the excess of the purchase price over the book value of the minority interest, along with a $5.0 million deferred income tax adjustment, was recorded as an investment in property, plant and equipment and will be depreciated by us over the remaining useful lives of the related Sabine assets. The income tax adjustment reflected the temporary difference between the book and tax basis of property, plant and equipment related to the excess of the purchase price over book value. Because the purchase price did not exceed the fair value of the underlying assets, no goodwill was recognized.

     The following tables reflect Premcor Inc.'s financial and operating highlights for the three- and nine-month periods ended September 30, 2001 and 2002.

               Financial Results                                   For the Three Months      For the Nine Months
        (in millions, except as noted)                              Ended September 30,      Ended September 30,
                                                                  ----------------------    ----------------------
                                                                    2001         2002         2001         2002
                                                                  ---------    ---------    ---------    ---------
Net sales and operating revenues ............................... $ 1,666.2    $ 1,899.8    $ 5,170.9    $ 4,807.1
Cost of sales ..................................................   1,390.8      1,757.8      4,133.7      4,342.8
                                                                 ----------   ----------   ---------    ----------
   Gross margin ................................................     275.4        142.0      1,037.2        464.3
Operating expenses .............................................     104.9        109.6        355.8        338.2
General and administrative expenses ............................      16.1         11.9         45.3         40.8
Stock option compensation expense ..............................      --            4.2         --            9.9
                                                                 ----------   ----------   ---------    ----------
   Adjusted EBITDA .............................................     154.4         16.3        636.1         75.4
Depreciation and amortization ..................................      23.2         20.8         67.7         64.9
Refinery restructuring and other charges .......................      26.2         14.3        176.2        172.9
                                                                 ----------   ----------   ---------    ----------
   Operating income (loss) .....................................     105.0        (18.8)       392.2       (162.4)
Interest expense and finance income, net .......................     (33.8)       (20.5)      (106.3)       (81.5)
Gain (loss) on extinguishment of long-term debt ................       8.7         (0.2)         8.7        (19.5)
Income tax benefit (provision) .................................     (31.4)        15.0        (78.7)        99.9
Minority interest ..............................................      (1.5)        --          (12.4)         1.7
                                                                 ----------   ----------   ---------    ----------
   Income (loss) from continuing operations ....................      47.0        (24.5)       203.5       (161.8)
Loss on discontinued operations ................................      --           --           (8.5)        --
                                                                 ----------   ----------   ---------    ----------
   Net income (loss) ...........................................      47.0        (24.5)       195.0       (161.8)
Preferred stock dividends ......................................      (2.7)        --           (7.9)        (2.5)
                                                                 ----------   ----------   ---------    ----------
   Net income (loss) available to common
     stockholders .............................................. $    44.3    $   (24.5)   $   187.1    $  (164.3)
                                                                 ==========   ==========   =========    ==========

Income (loss) from continuing operations per common share:
   Basic ....................................................... $    1.39    $   (0.43)   $    6.15    $   (3.57)
   Diluted ..................................................... $    1.28    $   (0.43)   $    5.67    $   (3.57)

Weighted average common shares outstanding:
   Basic .......................................................      31.8         57.5         31.8         46.0
   Diluted .....................................................      34.5         57.5         34.5         46.0

               Market Indicators                                 For the Three Months           For the Nine Months
     (dollars per barrel, except as noted)                        Ended September 30,           Ended September 30,
                                                                 --------------------           --------------------
                                                                  2001          2002             2001          2002
                                                                 ------        ------           ------        ------
West Texas Intermediate (WTI) crude oil (sweet) ...............  $26.81        $28.34           $27.84        $25.41
Crack Spreads: *
   Gulf Coast 3/2/1 ...........................................  $ 3.41        $ 2.64           $ 4.98        $ 2.93
   Gulf Coast 2/1/1 ...........................................  $ 3.27        $ 2.22           $ 4.54        $ 2.42
   Chicago 3/2/1 ..............................................  $ 9.21        $ 4.80           $ 9.04        $ 4.59
   Chicago 5/3/2 ..............................................  $ 9.13        $ 4.63           $ 8.83        $ 4.38
Crude Oil Differentials:
   WTI less WTS (sour) ........................................  $ 2.02        $ 1.31           $ 3.11        $ 1.26
   WTI less Maya (heavy sour) .................................  $ 7.63        $ 4.92           $ 9.57        $ 4.90
   WTI less Dated Brent (foreign) .............................  $ 1.43        $ 1.37           $ 1.68        $ 1.01
Natural gas (per mmbtu) .......................................  $ 3.01        $ 3.19           $ 4.90        $ 2.92

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

                                                                 For the Three Months           For the Nine Months
                                                                  Ended September 30,           Ended September 30,
   Selected Volumetric and Per Barrel Data                       --------------------           -------------------
   (in thousands of barrels per day, except                       2001          2002             2001         2002
                   as noted)                                     ------        ------           ------       ------

Crude oil throughput by refinery:
   Port Arthur ................................................   215.6         215.9            225.2        229.1
   Lima .......................................................   150.0         140.6            143.0        141.0
   Hartford ...................................................    63.9          58.9             65.3         62.3
   Blue Island ................................................    --            --                5.3          --
                                                                 ------        ------           ------        -----
     Total throughput .........................................   429.5         415.4            438.8        432.4

Per barrel of throughput (in dollars):
   Gross margin ...............................................  $ 6.97        $ 3.72           $ 8.66       $ 3.93
   Operating expenses .........................................  $ 2.65        $ 2.87           $ 2.97       $ 2.87

                                                   Three Months Ended                              Three Months Ended
                                                   September 30, 2001                              September 30, 2002
                                        --------------------------------------------   ---------------------------------------------
       Selected Volumetric Data           Port                              Total         Port                              Total
   (in thousands of barrels per day)     Arthur     Midwest     Total      Percent       Arthur      Midwest     Total     Percent
                                        ---------  ---------  ----------  ----------   ----------- ----------- ---------- ----------

Feedstocks:
 Crude oil throughput:
   Sweet                                   --        157.8        157.8      36%           --         136.2       136.2      31%
   Light/medium sour                       41.2       49.4         90.6      20%           36.5        63.3        99.8      23%
   Heavy sour                             174.4        6.7        181.1      41%          179.4        --         179.4      41%
                                          -----      -----        -----     ---           -----       -----       -----     ---
     Total crude oil                      215.6      213.9        429.5      97%          215.9       199.5       415.4      95%
 Unfinished and blendstocks                17.9       (5.0)        12.9       3%           23.0        (1.1)       21.9       5%
                                          -----      -----        -----     ---           -----       -----       -----     ---
     Total feedstocks                     233.5      208.9        442.4     100%          238.9       198.4       437.3     100%
                                          =====      =====        =====     ===           =====       =====       =====     ===

Production:
 Light products:
   Conventional gasoline                   82.2      103.3        185.5      41%           92.4        98.1       190.5      42%
   Premium and reformulated gasoline       24.0       20.2         44.2      10%           21.0        20.7        41.7       9%
   Diesel fuel                             76.1       40.5        116.6      26%           63.0        36.5        99.5      22%
   Jet fuel                                17.9       25.8         43.7      10%           26.0        22.9        48.9      11%
   Petrochemical feedstocks                17.2        9.7         26.9       6%           20.6         9.5        30.1       7%
                                          -----      -----        -----     ---           -----       -----       -----     ---
     Total light products                 217.4      199.5        416.9      93%          223.0       187.7       410.7      91%
 Petroleum coke and sulfur                 22.5        6.8         29.3       6%           27.0         6.2        33.2       7%
 Residual oil                               4.3        1.7          6.0       1%            6.8         3.2        10.0       2%
                                          -----      -----        -----     ---           -----       -----       -----     ---
     Total production                     244.2      208.0        452.2     100%          256.8       197.1       453.9     100%
                                          =====      =====        =====     ===           =====       =====       =====     ===

                                                    Nine Months Ended                               Nine Months Ended
                                                   September 30, 2001                              September 30, 2002
                                        --------------------------------------------   ---------------------------------------------
       Selected Volumetric Data           Port                              Total         Port                              Total
   (in thousands of barrels per day)     Arthur     Midwest*    Total      Percent       Arthur      Midwest     Total     Percent
                                        ---------  ---------  ----------  ----------   ----------- ----------- ---------- ----------
Feedstocks:
 Crude oil throughput:
   Sweet                                     --      147.0        147.0      32%           --         137.7       137.7      32%
   Light/medium sour                       48.8       60.7        109.5      25%           39.5        62.4       101.9      23%
   Heavy sour                             176.4        5.9        182.3      41%          189.6         3.2       192.8      44%
                                          -----      -----        -----     ---           -----       -----       -----     ---
     Total crude oil                      225.2      213.6        438.8      98%          229.1       203.3       432.4      99%
 Unfinished and blendstocks                10.8       (3.5)         7.3       2%            5.7        (1.8)        3.9       1%
                                          -----      -----        -----     ---           -----       -----       -----     ---
     Total feedstocks                     236.0      210.1        446.1     100%          234.8       201.5       436.3     100%
                                          =====      =====        =====     ===           =====       =====       =====     ===

Production:
 Light products:
   Conventional gasoline                   81.9      100.6        182.5      40%           83.5       103.0       186.5      41%
   Premium and reformulated gasoline       24.6       22.5         47.1      10%           21.6        17.7        39.3       9%
   Diesel fuel                             74.4       44.2        118.6      26%           64.7        38.2       102.9      23%
   Jet fuel                                18.6       23.2         41.8       9%           27.7        22.1        49.8      11%
   Petrochemical feedstocks                18.9       10.1         29.0       6%           18.3        10.5        28.8       6%
                                          -----      -----        -----     ---           -----       -----       -----     ---
     Total light products                 218.4      200.6        419.0      91%          215.8       191.5       407.3      90%
 Petroleum coke and sulfur                 26.5        6.9         33.4       7%           29.9         6.9        36.8       8%
 Residual oil                               4.6        2.6          7.2       2%            7.3         3.4        10.7       2%
                                          -----      -----        -----     ---           -----       -----       -----     ---
     Total production                     249.5      210.1        459.6     100%          253.0       201.8       454.8     100%
                                          =====      =====        =====     ===           =====       =====       =====     ===


* Includes 5.8 of feedstocks and 5.7 of production for the Blue Island refinery which was closed in January 2001.

Factors Affecting Comparability

     Blue Island Closure. In January of 2001, we shutdown our refining operations at our Blue Island, Illinois refinery. Our operating results in the first half of 2001 included one month of operating results of our Blue Island refinery.

     Inventory Price Risk Management. The nature of our business leads us to maintain a substantial investment in petroleum inventories. Since petroleum feedstocks and products are essentially commodities, we have no control over the changing market value of our investment. We manage the impact of commodity price volatility on our hydrocarbon inventory position by, among other methods, determining a volumetric exposure level that we consider appropriate and consistent with normal business operations. This target inventory position includes both titled inventory and fixed price purchase and sale commitments. The portion of our current target inventory position consisting of sales commitments netted against fixed price purchase commitments amounts to a net long inventory position of approximately 4 million barrels.

     Prior to the second quarter of 2002, we did not generally price protect any portion of our target inventory position. However, although we continue to generally leave the titled portion of our inventory position target fully exposed to price fluctuations, beginning in the second quarter of 2002, we began to actively mitigate some or all of the price risk related to our target level of fixed price purchase and sale commitments. These risk management decisions are based on the relative level of absolute hydrocarbon prices. The cumulative economic effect of our risk management strategy in the second and third quarter of 2002 resulted in an approximate $11 million loss as measured against a fully exposed fixed price commitment target. In the first quarter of 2002, we benefited by approximately $30 million from having our fixed price commitment target fully exposed in a rising absolute price environment.

     We generally conduct our risk mitigation activities through the purchase or sale of futures contracts on the New York Mercantile Exchange, or NYMEX. Our price risk mitigation activities carry all of the usual time, location and product grade basis risks generally associated with these activities. Because our titled inventory is valued under the last-in, first-out costing method, price fluctuations on our target level of titled inventory have very little effect on our financial results unless the market value of our target inventory is reduced below cost. However, since the current cost of our inventory purchases and sales are generally charged to our statement of operations, our financial results are affected by price movements on the portion of our target level of fixed price purchase and sale commitments that are not price protected.

2002 Compared to 2001

     Overview. Net loss available to common stockholders was $24.5 million ($0.43 per diluted share) in the third quarter of 2002 as compared to net income available to common stockholders of $44.3 million ($1.28 per diluted share) in the corresponding period in 2001. Our operating loss was $18.8 million in the third quarter of 2002 as compared to operating income of $105.0 million in the corresponding period in 2001. Operating income (loss) included pretax refinery restructuring and other charges of $14.3 million and $26.2 in the third quarter of 2002 and 2001, respectively. Excluding the refinery restructuring and other charges, our operating loss was $4.5 million in the third quarter of 2002 as compared to operating income of $131.2 million in the third quarter of 2001.

     Net loss available to common stockholders was $164.3 million ($3.57 per diluted share) for the first nine months of 2002 as compared to net income available to common stockholders of $187.1 million ($5.42 per diluted share) in the corresponding period in 2001. Our operating loss was $162.4 million for the first nine months of 2002 as compared to operating income of $392.2 million in the corresponding period in 2001. Operating income (loss) included pretax refinery restructuring and other charges of $172.9 million and $176.2 million for the first nine months of 2002 and 2001, respectively. Excluding the refinery restructuring and other charges, our operating income was $10.5 million and $568.4 million for the first nine months of 2002 and 2001, respectively. Operating income, excluding the refinery restructuring and other charges, decreased in the third quarter and first nine months of 2002 compared to the same periods in 2001 principally due to significantly weaker market conditions in 2002 than in 2001.

     Net Sales and Operating Revenues. Net sales and operating revenues increased $233.6 million, or 14%, to $1,899.8 million in the third quarter of 2002 from $1,666.2 million in the corresponding period in 2001. This increase was mainly due to higher product prices in the third quarter of 2002 which we believe were influenced by uncertainties about war with Iraq and associated concerns about future crude oil supply. Net sales and operating revenues decreased $363.8 million, or 7%, to $4,807.1 million for the first nine months of 2002 from $5,170.9 million in the corresponding period in 2001. This decrease was mainly attributable to lower average product prices in the first nine months of 2002 as compared to the same periods of 2001. The overall price decline in 2002 reflects the weaker market conditions in 2002 versus the higher product prices mainly observed in the first six months of 2001, partially offset by the third quarter 2002 war premium discussed above.

     Gross Margin. Gross margin decreased $133.4 million to $142.0 million in the third quarter of 2002 from $275.4 million in the corresponding period in 2001. Gross margin decreased $572.9 million to $464.3 million for the first nine months of 2002 from $1,037.2 million in the corresponding period in 2001. The decrease in gross margin in the third quarter and first nine months of 2002 as compared to the corresponding periods in 2001 was principally driven by significantly weaker market conditions in 2002 than in 2001.

     Market

     These weak market conditions consisted of significantly weaker crack spreads and crude oil differentials. Beginning in late 2001 and continuing into the third quarter of 2002, on an overall basis, crack spreads have been poor due to weak demand and high levels of distillate and gasoline inventories. This margin environment has been principally driven by a sluggish world economy, significant declines in air travel following the events of September 11, 2001, and an extremely mild 2001/2002 winter. The normal increase in demand for the spring and summer driving season contributed slight improvements to the crack spreads in the second quarter; however, the third quarter again reflected depressed conditions. The Gulf Coast and Chicago crack spreads were approximately 20-30% and 50% lower, respectively, in the third quarter of 2002 than in the corresponding period of 2001. The third quarter of 2001 reflected a decrease from historic highs reached earlier in that year in the Gulf Coast crack spreads as supply shortages from early in the year were addressed with high refinery utilization rates and increased import levels. The Chicago crack spreads did not weaken in proportion to the Gulf Coast crack spreads in the third quarter of 2001 due primarily to supply shortages caused by an unplanned, extended outage at a Chicago refinery, as well as other factors.

     The crude oil differentials were also significantly lower in the third quarter and first nine months of 2002 as compared to the same periods in 2001. The crude oil differential between WTI and Maya heavy sour crude oil was approximately 36% lower in the third quarter of 2002 than in the corresponding quarter of last year, and was approximately 50% lower for the first nine months of 2002 than for the same period last year. The crude oil differential between WTI and WTS sour crude oil was approximately 35% lower in the third quarter of 2002 than in the corresponding quarter of last year, and was approximately 60% lower for the first nine months of 2002 than for the same period last year. We believe these narrowed differentials were attributed to OPEC production cutbacks during 2002, which were concentrated in heavy sour and light/medium sour crude oils. This had a significant negative impact on our gross margin because a large proportion of our crude oil throughput is heavy sour and light/medium sour crude oils, which are typically purchased at a discount from WTI, the benchmark crude oil used in industry crack spread calculations. The heavy sour crude oil accounts for between 41% and 46% of our crude oil throughput. Light and medium sour crude oils account for between 21% and 27% of our crude oil throughput. Our gross margin for the first nine months of 2002 was also affected by planned and unplanned downtime at our refineries.

     Refinery Operations

     In the third quarter of 2002, our Port Arthur refinery experienced reduced crude oil throughput rates due to planned delays in crude oil supply resulting from anticipated repairs at the coker unit, which proved to be minimal, and due to unplanned delays in crude oil supply resulting from the impact of production and transportation interruptions caused by hurricanes Isidore and Lili. Our Lima refinery had a slightly reduced crude oil throughput rate in the third quarter of 2002 also due to delays in crude oil delivery caused by the hurricanes. Our Hartford refinery operated below capacity as it reduced inventories as it approached its closure date. The Hartford refinery ceased all crude oil processing operations in late September. All three refineries ran below crude oil capacity in the third quarter due to the poor refining market conditions.

     In the first nine months of 2002, the Port Arthur refinery operations were also affected by the February shutdown of our coker unit for ten days for unplanned maintenance. We took advantage of the coker outage to make repairs to the distillate and naphtha hydrotreaters, including turnaround maintenance that was originally planned for later in the year. Crude oil throughput rates were restricted by approximately 18,000 bpd during this time, but returned to near capacity of 250,000 bpd following the maintenance. In January 2002, we shut down the fluid catalytic cracking (FCC) unit, gas oil hydrotreating unit and sulfur plant for approximately 39 days at our Port Arthur refinery for planned turnaround maintenance. This turnaround maintenance did not affect crude oil throughput rates but did lower gasoline production. We sold more unfinished products during the first quarter of 2002 due to this shutdown.

     In the first nine months of 2002, our Lima refinery operations were also affected by an unplanned shutdown of the reformer unit in May. The result of the shutdown was the production of non-saleable inventory that was rerun in the later part of the second quarter and into the third quarter resulting in lost economics. All three refineries operated below economic crude oil throughput capacity during the first nine months of 2002 due to poor refining market conditions.

     In the first nine months of 2001, crude oil throughput rates at our Port Arthur refinery were restricted due to a lightning strike in early May plus restrictions on the crude unit as downstream process units were in start-up operations during the first quarter. The damage from the lightning strike limited the crude unit rate until the crude unit was shutdown in early July for ten days to repair the damage. Following these repairs, the Port Arthur refinery's crude oil throughput rate was close to capacity for the remainder of the quarter. In the first nine months of 2001, crude oil throughput rates were below capacity at our Lima refinery due to crude oil delivery delays caused by bad weather in the Gulf Coast and a month-long maintenance turnaround on the coker and isocracker units in the first quarter. Crude oil throughput rates were also below capacity for the first nine months of 2001 at our Hartford refinery due to coker unit repairs in the first and third quarters.

     We continuously aim to achieve excellent safety and health performance. We believe that a superior safety record is inherently tied to achieving our productivity and financial goals. We measure our success in this area primarily through the use of injury frequency rates administered by the Occupational Safety and Health Administration, or OSHA. The recordable injury rate reflects the number of recordable incidents per 200,000 hours worked, and for the nine months ended September 30, 2002, our refineries had the following recordable injury rates: Port Arthur: 1.39; Lima: 1.59; and Hartford: 0.0. The United States refining industry average recordable injury rate for 2001 was 1.35. Despite our best efforts to achieve excellence in our safety and health performance, there can be no assurance that there will not be accidents resulting in injuries or even fatalities.

     Operating Expenses. Operating expenses increased $4.7 million to $109.6 million in the third quarter of 2002 from $104.9 million in the corresponding period in 2001. This increase was mainly attributable to higher insurance costs at both the Port Arthur and Lima refineries and higher property taxes at our Port Arthur refinery. This increase was partially offset by lower repair and maintenance costs at our Port Arthur refinery and a one-time settlement of a dispute with the local water authorities with respect to our Lima refinery. Operating expenses decreased $17.6 million to $338.2 million for the first nine months of 2002 from $355.8 million in the corresponding period in 2001. The decrease in the first nine months of 2002 was principally due to significantly lower natural gas prices partially offset by higher insurance and employee expenses. The higher insurance expenses related to the overall insurance environment after the events of September 11, 2001, and the higher employee expenses related primarily to new benefit plans and higher medical benefit costs for both current and post retirement plans.

     General and Administrative Expenses. General and administrative expenses decreased $4.2 million to $11.9 million in the third quarter of 2002 from $16.1 million in the corresponding period in 2001. General and administrative expenses decreased $4.5 million to $40.8 million for the first nine months of 2002 from $45.3 million in the corresponding period in 2001. The decrease in the third quarter was principally due to lower wages and benefits. The lower wages related to a restructuring which resulted in a decrease by approximately one third of the administrative positions in the St. Louis based office. The lower benefits principally related to lower incentive compensation under our annual incentive program partially offset by higher costs associated with new pension and retirement plans and both current and post retirement employee medical benefit plans. The decrease in the first nine months of 2002 included lower wages and benefits partially offset by relocation costs associated with the new Connecticut office.

     Stock Option Compensation Expense. Stock option compensation expense was $4.2 million and $9.9 million for the third quarter and first nine months of 2002, respectively. During the second quarter of 2002, we elected to adopt the fair value based expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). We previously applied the intrinsic value based expense recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). SFAS No. 123 provides that the adoption of the fair value based method is a change to a preferable method of accounting. As provided by SFAS No. 123, the stock option compensation expense is calculated based only on stock options granted in the year of election and thereafter. All stock options granted prior to January 1, 2002 continue to be accounted for under APB No. 25.

     In the period of adoption of SFAS No. 123, the adoption of this fair value based method increased our net loss by $0.6 million (less than $0.01 per basic share) and $0.8 million (less than $0.01 per basic share) for the three-month and six-month periods ended June 30, 2002, respectively. As provided by SFAS No. 123, the first quarter of 2002 was restated to reflect the adoption of SFAS No.
123. For the three months ended March 31, 2002, the effect of the adoption of SFAS No. 123 on loss from continuing operations and net loss available to common stockholders was an additional loss of $0.2 million and $0.01 per common share.

     Since nonvested awards issued to employees prior to January 1, 2002 continue to be accounted for using the intrinsic value based provisions of APB No. 25, employee stock-based compensation expense determined using the fair value based method applied prospectively is not necessarily indicative of future expense amounts when the fair value based method will apply to all outstanding nonvested awards. With respect to all stock option grants outstanding at September 30, 2002, the Company will record future non-cash stock option compensation expense and additional paid-in capital of $40.4 million over the applicable vesting periods of the grants.

     Depreciation and Amortization. Depreciation and amortization expenses decreased $2.4 million to $20.8 million in the third quarter of 2002 from $23.2 million in the corresponding period in 2001. Depreciation and amortization expenses decreased $2.8 million to $64.9 million for the first nine months of 2002 from $67.7 million in the corresponding period in 2001. Depreciation and amortization expenses decreased in the third quarter and first nine months principally due to ceasing the recording of depreciation and amortization expense for the Hartford refinery assets beginning in March 2002. This decrease was partially offset by higher amortization expenses for the first nine months of 2002 at our Lima refinery due to the completion of turnarounds performed in 2001, and higher amortization for the third quarter and first nine months of 2002 at our Port Arthur refinery due to the completion of turnaround activity in early 2002.

     Refinery Restructuring and Other Charges. In 2002, we recorded refinery restructuring and other charges of $172.9 million, of which $14.3 million was recorded in the third quarter. The third quarter charge included $10.1 million related to further restructuring of our management team, refinery operations and administrative functions and $4.2 million related to the write-down of Premcor Inc.'s minority interest in Clark Retail Group, Inc., the sole stockholder of Clark Retail Enterprises, Inc., or CRE. Premcor Inc. acquired an interest in Clark Retail Group, Inc. when PRG sold its retail business to CRE in 1999. Clark Retail Group, Inc. and CRE filed a petition to reorganize under Chapter 11 of the U.S. bankruptcy laws in October 2002.

The year-to-date charge consisted of the following:

..    a $137.4 million charge related to the shutdown of refining operations at the Hartford, Illinois refinery,
..    a $32.4 million charge related to the restructuring of our management team, refinery operations and administrative functions,
..    income of $5.0 million related to the unanticipated sale of a portion of the Blue Island refinery assets previously written off,
..    a $2.5 million charge related to the termination of certain guarantees at
     PACC as part of the Sabine restructuring,
..    a $1.4 million loss related to the sale of idled assets, and
..    a $4.2 million write-down of Premcor Inc.'s 5% interest in Clark Retail
     Group, Inc.

     In 2001, refinery restructuring and other charges of $176.2 million consisted of a $167.2 million charge related to the January 2001 closure of the Blue Island, Illinois refinery and a $9.0 million charge related to the write-off of idled coker units at our Port Arthur refinery. The write-off of the Port Arthur coker units and a $17.2 million charge related to the Blue Island refinery closure were recorded in the third quarter of 2001. The write-off of the Port

Arthur coker units included a charge of $5.8 million related to the net asset value of the idled cokers and a charge of $3.2 million for future environmental clean-up costs related to the coker unit site.

     See further details about the Hartford and Blue Island refinery closures and the management and administrative restructuring below.

     Hartford Refinery Closure

     In late September 2002, we ceased operations at our Hartford refinery after concluding there was no economically viable method of reconfiguring the refinery to produce fuels meeting new gasoline and diesel fuel specifications mandated by the federal government. Despite ceasing operations, we continue to pursue all options, including the sale of the refinery, to mitigate the loss of jobs and refinery capacity in the Midwest.

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

     A pretax charge of $137.4 million was recorded in 2002, which included $70.7 million of non-cash long-lived asset write-offs to reduce the refinery assets to their estimated net realizable value of $61.0 million. The net realizable value was determined by estimating the value of the assets in a sale or operating lease transaction. We have had preliminary discussions with third parties regarding such a transaction, but there can be no assurance that one will be completed. In the event that a sale or lease transaction is not completed, the net realizable value may be less than $61.0 million and a further write-down may be required. The net realizable value was recorded as a current asset on the balance sheet. In the second quarter of 2002, we completed an evaluation of our warehouse stock, catalysts, chemicals, and additives inventories, and we determined that a portion of these inventories would not be recoverable upon the closure or sale of the refinery. Accordingly, we wrote-down these assets by $3.2 million.

     The total charge also included a reserve for future costs of $62.5 million as itemized below. The Hartford restructuring reserve balance and net cash activity as of September 30, 2002 is as follows:

                                                                                           Reserve as of
                                                  Initial             Net Cash             September 30,
                                                  Reserve              Outlay                  2002
                                              -----------------    ----------------      -----------------
Employee severance ...........................    $   16.6          $      0.2               $   16.4
Plant closure/equipment remediation ..........        12.9                 5.6                    7.3
Site clean-up/environmental matters ..........        33.0                 --                    33.0
                                                  ---------         -----------              ---------
                                                  $   62.5          $      5.8               $   56.7
                                                  =========         ===========              =========

     Management adopted an exit plan that details the shutdown of the process units at the refinery and the subsequent environmental remediation of the site. We expect the majority of the process unit shutdown and hydrocarbon purging to be finalized in the fourth quarter of 2002. We terminated approximately 300 of 315 employees, both hourly (covered by collective bargaining agreements) and salaried, in October 2002. The remainder of the employees are expected to be terminated within a year. The site clean-up and environmental reserve takes into account costs that are reasonably foreseeable at this time. As the final disposition of the refinery is determined and a site remediation plan refined, further adjustments of the reserve may be necessary, and such adjustments may be material. We expect to spend approximately $20 million to $30 million in 2002 related to employee severance and the process unit shutdown and hydrocarbon purge.

     Finally, the total charge included a $1.0 million reserve related to post-retirement benefits that were extended to certain employees who were nearing the retirement requirements. This liability was recorded in "Other Long-term Liabilities" on the balance sheet together with our other post-retirement liabilities.

     Management, Refinery Operations and Administrative Restructuring

     In February 2002, we began the restructuring of our executive management team and subsequently our administrative functions with the hiring of Thomas D. O'Malley as chairman, chief executive officer, and president and William E. Hantke as executive vice president and chief financial officer. In the first quarter of 2002, as a result of the resignation of the officers who previously held these positions, we recognized severance expense of $5.0 million and non-cash compensation expense of $5.8 million resulting from modifications of stock option terms. In addition, we incurred a charge of $5.0 million for the cancellation of a monitoring agreement with an affiliate of our majority owner, Blackstone Management Associates III L.L.C.

     In the second quarter of 2002, we commenced a restructuring of our St. Louis-based general and administrative operations and recorded a charge of $6.5 million for severance, outplacement and other restructuring expenses relating to the elimination of 107 hourly and salaried positions. In the third quarter of 2002, we announced plans to reduce our non-represented workforce at our Port Arthur, Texas and Lima, Ohio refineries and make additional staff reductions at our St. Louis administrative office. We recorded a charge of $10.1 million for severance, outplacement, and other restructuring expenses relating to the elimination of 140 hourly and salaried positions. Included in this charge is $1.3 million related to post-retirement benefits that were extended to certain employees who were nearing the retirement requirements. This liability was recorded in "Other Long-term Liabilities" on the balance sheet together with our other post-retirement liabilities. Reductions at the refineries occurred in October 2002 and those at the St. Louis office will take place by the end of the first quarter of 2003. The reserve related to the refineries and St. Louis restructuring is as follows:

                                                                                               Reserve as of
                                                     Initial       Additional     Net Cash     September 30,
                                                     Reserve        Reserve        Outlay           2002
                                                 ---------------- ------------- -------------- ---------------
Refineries and St. Louis restructuring ............ $    6.5      $    8.8      $      4.6         $    10.7

We expect to spend approximately $11 million to $13 million in 2002 related to these refinery and St. Louis restructuring activities.

     Blue Island Refinery Closure Reserve

     In January 2001, we shutdown the refining operations at our Blue Island, Illinois refinery. The Blue Island restructuring reserve balance and net cash activity as of September 30, 2002 is as follows:

                                                  Reserve as of                                   Reserve as of
                                                December 31, 2001        Net Cash Outlay       September 30, 2002
                                                ------------------        ---------------      ------------------
Employee severance............................... $    2.1                $      2.1               $    --
Plant closure/equipment remediation..............     13.9                       8.1                     5.8
Site clean-up/environmental matters..............     20.5                       3.9                    16.6
                                                  --------                ----------               ---------
                                                  $   36.5                $     14.1               $    22.4
                                                  ========                ==========               =========

     We expect to spend approximately $15 million to $16 million in 2002 related to the reserve for future costs, with the remainder to be spent over the next several years. We are currently in discussions with governmental agencies concerning a remediation program, which we believe will likely lead to a final consent order and remediation plan. We do not expect these discussions to be concluded until 2003 at the earliest. Our site clean-up and environmental reserve takes into account costs that are reasonably foreseeable at this time, based on studies performed in conjunction with obtaining the insurance policy mentioned below. As the site remediation plan is finalized and work is performed, further adjustments of the reserve may be necessary.

     In 2002, environmental risk insurance policies covering the Blue Island refinery site were procured and bound, with final policies expected to be issued within the first quarter of 2003. This insurance program will allow us to quantify and, within the limits of the policy, cap our cost to remediate the site, and provide insurance coverage from future third party claims arising from past or future environmental releases. The remediation cost overrun policy has a term of ten years and, subject to certain exceptions and exclusions, provides $25 million in coverage in excess of a self-insured retention amount of $26 million. The pollution legal liability policy provides for $25 million in aggregate coverage and per incident coverage in excess of a $100,000 deductible per incident. We believe this program also provides governmental agencies financial assurance that, once begun, remediation of the site will be completed in a timely and prudent manner.

     Interest Expense and Finance Income, net. Interest expense and finance income, net decreased $13.3 million to $20.5 million in the third quarter of 2002 from $33.8 million in the corresponding period in 2001. Interest expense and finance income, net decreased $24.8 million to $81.5 million in the first nine months of 2002 from $106.3 million in the corresponding period in 2001. These decreases related primarily to lower interest expense due to the repurchase of certain debt securities in the third quarter of 2001 and in the second quarter of 2002 and lower interest rates on our floating rate debt. The decrease was partially offset by lower interest income as cash balances declined.

     Gain or Loss on Extinguishment of Long-term Debt. In the third quarter and first nine months of 2002, we recorded a loss on extinguishment of long-term debt of $0.2 million and $19.5 million, respectively, related to the repurchase of certain long-term debt. The third quarter loss related to a premium paid for the repurchase of a portion of our 11 1/2% Subordinated Debentures. The loss recorded for the first nine months of 2002 included premiums associated with the early repayment of long-term debt of $9.4 million, a write-off of unamortized deferred financing costs related to this debt of $9.5 million, and the write-off of a prepaid premium for an insurance policy guaranteeing the interest and principal payments on Sabine's long-term debt of $0.6 million. In the nine months ended September 30, 2002, PRG recorded a loss of $9.3 million related to this early redemption of long-term debt, of which $0.9 million related to premiums, $7.8 million related to the write-off of deferred financing costs, and $0.6 million related to the write-off of debt guarantee fees at Sabine.

     In the third quarter of 2001, we repurchased in the open market $21.3 million in face value of our 9 1/2% Senior Notes due September 15, 2004, $30.6 million in face value of our 10 7/8% Senior Notes due December 1, 2005, and $5.9 million in face value of our 11 1/2% Exchangeable Preferred Stock. As a result of these transactions, we recorded a gain of $8.7 million, which included discounts of $9.3 million offset by the write-off of deferred financing costs related to the notes. Related to the repurchase of a portion of the 9 1/2% Senior Notes due September 15, 2004, PRG recorded a gain of $0.8 million, which included a discount of $1.0 million offset by the write-off of deferred financing costs.

     Income Tax (Provision) Benefit. We recorded a $15.0 million income tax benefit in the third quarter of 2002 versus an income tax provision of $31.4 million in the corresponding period in 2001. We recorded a $99.9 million income tax benefit in the first nine months of 2002 versus an income tax provision of $78.7 million in the corresponding period in 2001. The income tax provision of $78.7 million for 2001 included the effect of a $30.0 million decrease in the deferred tax valuation allowance. During the first quarter of 2001, we reversed our remaining deferred tax valuation allowance as a result of the analysis of the likelihood of realizing the future tax benefit of our federal and state tax loss carryforwards, alternative minimum tax credits and federal and state business tax credits.

     We currently have a net deferred tax asset of $78.8 million (Premcor USA - $77.4 million; PRG - $42.0 million) recorded on our balance sheet. SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result of the analysis of the likelihood of realizing the future tax benefit of our federal and state tax loss carryforwards, alternative minimum tax credits and federal and state business tax credits, we have not provided a valuation allowance related to the net deferred tax asset. The likelihood of realizing the net deferred tax asset is analyzed on a regular basis and should it be determined that it is more likely than not that some portion or all of the net deferred tax asset will not be realized, a tax valuation allowance and a corresponding income tax provision would be required at that time.

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

Outlook

     The forward-looking statements made in this Outlook section, as well as any forward-looking statements within other sections of this Form 10-Q, reflect our expections regarding future events as of the date of the filing of this Form 10-Q. Words such as "expects," "intends," "plans," "projects," "believes," "estimates," "will" and similar expressions typically identify such forward-looking statements. Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. For example, set forth in the Refinery Operations section below, we discuss our expectations regarding the performance of our Port Arthur and Lima refineries for the fourth quarter of 2002. Despite our expectations, factors beyond our control such as the reliability and efficiency of our operating facilities, the impact of severe weather, crude oil supply interruptions, and acts of war or terrorism could result in restricted operations, unplanned downtime, and other unanticipated results. See the Forward-Looking Statements section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for an expanded list of the factors that could cause actual results to differ materially from our current expectations.

     Market. Crack spreads for the fourth quarter of 2002 through the date of this filing have improved, with the average Gulf Coast and Chicago crack spreads 60% to 90% higher for the month of October 2002 than the average for the first nine months of 2002. We believe these margins have been driven by the decline in refined product inventories principally caused by production cuts due to poor margins earlier this year and major maintenance activities as well as production and transportation interruptions due to hurricanes Isidore and Lili. Crude oil differentials have shown a slight improvement from the low levels reached earlier this year.

     Refinery Operations. It is common practice in our industry to look to benchmark market indicators as a predictor of actual refining margins. For example, the 3/2/1 benchmark crack spread models a refinery that consumes WTI sweet crude oil and produces roughly 66% regular gasoline and 33% high sulfur distillate. To improve the reliability of this benchmark as a predictor of actual refining margins, it must first be adjusted for a crude oil slate that is not 100% light and sweet. Secondly, it must be adjusted to reflect variances from the benchmark product slate to the actual, or anticipated, product slate. Lastly, it must be adjusted for any other factors not anticipated in the benchmark, including ancillary crude and product costs such as transportation, storage and credit fees, inventory fluctuations and price risk management activities.

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

     Port Arthur's crude oil slate is approximately 80% Maya heavy sour crude oil and 20% medium sour crude oil. Accordingly, the WTI/Maya and WTI/WTS crude oil differentials can be used as an adjustment to the benchmark crack spread. As discussed elsewhere in this Form 10-Q, we will not receive any discounts on our purchases of Maya crude oil under our long-term crude oil supply agreement through the balance of 2002. Ancillary crude costs, primarily transportation, at Port Arthur averaged $0.95 per barrel of crude oil throughput for the first nine months of 2002. Our reformer unit is expected to be down for repairs for approximately two weeks during late October and early November and crude oil throughput rates will be restricted during this period. No significant downtime is planned for our Port Arthur refinery for the balance of 2002, and we expect crude oil throughput rates in the fourth quarter of 2002 to continue at, or near, their year-to-date rate in 2002.

     Our Lima refinery has a product slate of approximately 60% gasoline and 30% distillate and we believe the Chicago 5/3/2 is an appropriate benchmark crack spread. This refinery consumes approximately 95% light sweet crude oil with the balance being light sour crude oils. We opportunistically buy a mix of domestic and foreign sweet crude oils. The foreign crude oils consumed at Lima are priced relative to Brent and the WTI/Brent differential can be used to adjust the benchmark. Ancillary crude costs for Lima averaged $1.49 per barrel of crude throughput for the first nine months of 2002. In the fourth quarter of 2002, the Lima refinery plans to shutdown its reformer unit for an estimated 7-10 days for repairs, which will restrict crude oil throughput rates as well as other unit operations. However, crude oil throughput in the fourth quarter of 2002 is expected to remain at or above year-to-date levels.

     Operating Expenses. Natural gas is the most variable component of our operating expenses. On an annual basis, our refineries consume approximately
26.7 million mmbtu of natural gas. Excluding the Hartford refinery, we anticipate this usage will be 25.9 million mmbtu. In a normalized natural gas pricing environment and assuming average crude oil throughput levels, our annual operating expenses should range between $450 million and $475 million. The closure of the Hartford refinery is expected to reduce this amount to $360 million to $380 million.

     General and Administrative Expenses. During 2002, we restructured our general and administrative operations to reduce our overhead costs. As part of these cost reductions, we have indefinitely suspended our Senior Executive Retirement Plan, or SERP, and the plan participants have consented to the suspension. In addition, Mr. O'Malley, our chairman, chief executive officer, and president, has voluntarily agreed to reduce his annual salary by 40% from $500,000 to $300,000. Mr O'Malley may reinstate his previous annual salary by giving 30 days notice to us. The SERP may be reinstated with approval of the board of directors. We expect the restructuring to be completed by the end of the first quarter of 2003, and we expect our general and administrative expenses to total approximately $38 million for 2003.

     We recognize non-cash, stock option compensation expense computed under SFAS No. 123. As of September 30, 2002, we had incurred $9.9 million in stock option compensation expense for all stock options granted to date in 2002, representing 77% of all stock options currently outstanding. We expect to record $4.2 million per quarter for approximately nine more quarters, reflecting the remaining vesting period for the outstanding 2002 options granted to date. Future stock option grants will be expensed pursuant to the recognition provisions of SFAS No. 123.

     Insurance Expense. We carry insurance policies on insurable risks, which we believe to be appropriate at commercially reasonable rates. While we believe that we are adequately insured, future losses could exceed insurance policy limits or, under adverse interpretations, be excluded from coverage. Future costs, if any, incurred under such circumstances would have to be paid out of general corporate funds.

     The Company's major insurance policies renewed on October 1, 2002 with a one-year term. Due primarily to the continuing effects of the events of September 11, 2001 on the insurance market, certain coverage terms, including terrorism coverage, were restricted or eliminated at renewal, certain deductibles were raised, certain coverage limits were lowered, and overall premium rates increased by 23%. Higher insurance premium expenses will be reflected in our results beginning in the fourth quarter.

     Depreciation and Amortization. Depreciation and amortization expense for the third quarter of 2002 was $20.8 million and excludes the Hartford refinery, which has been accounted for as an asset held for sale. This amount will increase in future periods based upon capital expenditure activity. Included in this amount is the amortization of our turnaround costs, generally over four years. As described below, a proposed accounting pronouncement, if adopted, would require that we expense these costs as incurred. If the proposed accounting pronouncement is adopted, we would be required to write-off our unamortized turnaround costs of approximately $90 million in the first quarter of 2003. This charge would be shown as a cumulative effect of an accounting change, net of taxes.

     Interest Expense. Based on our outstanding long-term debt at September 30, 2002, our annual gross interest expense is approximately $85 million. All of our debt is at fixed rates with the exception of $240 million in floating rate notes tied to LIBOR. Reported interest expense is reduced by capitalized interest.

     Income Taxes. Our effective tax rate for the nine months ended September 30, 2002 was 37.9% and approximates the rate we expect for all of 2002.

     Capital Expenditures and Turnarounds. Capital expenditures and turnarounds for the first nine months of 2002 totaled $97.5 million. We plan to expend approximately $30 million to $50 million in the fourth quarter of 2002 and approximately $175 million in 2003. We plan to fund capital expenditures with internally generated funds. However, if the average market environment experienced in the first nine months of 2002 continues, this plan may not be practicable and we are reevaluating the scope and timing of our capital expenditures plan.

Liquidity and Capital Resources

Cash Balances

     As of September 30, 2002, we had a cash and short-term investment balance of $158.0 million of which $109.5 million was held by PRG, $1.5 million by Premcor USA, $3.1 million by Opus Energy, a wholly-owned captive insurance subsidiary of Premcor Inc., and $43.9 million by Premcor Inc. In addition, under an amended and restated common security agreement related to PACC's senior debt, PACC is required to restrict $45.0 million of cash for debt service at all times plus restrict an amount equal to the next scheduled principal and interest payment, prorated based on the number of months remaining until that payment is due. As of September 30, 2002, cash of $51.9 million was restricted under these requirements.

     Premcor Inc. maintains a directors' and officers' insurance policy, which insures our directors and officers from any claim arising out of an alleged wrongful act by such persons in their respective capacities as directors and officers. Pursuant to indemnity agreements between Premcor Inc. and each of our directors and officers, Premcor

Inc. has formed a captive insurance subsidiary, Opus Energy, to provide additional financial coverage for such claims. Premcor Inc. has funded an initial $3.0 million and has committed to funding $1 million annually until a loss fund of $10 million is established.

     The common security agreement related to PACC's senior debt, prior to the restatement mentioned above, reserved all of PACC's cash under a secured account structure. The amended and restated common security agreement was a result of the Sabine restructuring and eliminated the requirements of the secured cash account structure. Except for the PACC cash restrictions mentioned above, there are no restrictions limiting dividends from PACC to PRG and, under the amended working capital facility, PACC is required to dividend to PRG all excess cash over $20 million, excluding the restricted debt service amounts. Also, pursuant to the amended working capital facility, if an aggregate intercompany payable from PRG to PACC exceeds $40 million at any time, PACC shall forgive PRG such excess amount, which would take the form of a non-cash dividend. No such dividends have been made as of September 30, 2002.

Cash Flows from Operating Activities

     Net cash used in operating activities for the nine months ended September 30, 2002 was $42.2 million compared to net cash provided from operations of $390.2 million in the corresponding period of 2001. The use of cash for operating activities in 2002 as compared to the provision of cash from operations in 2001 is mainly attributable to weak market conditions, which resulted in poor operating results. Working capital as of September 30, 2002 was $291.7 million, a 1.51-to-1 current ratio, versus $482.6 million as of December 31, 2001, a 1.83-to-1 current ratio. The decrease in working capital included the use of approximately $203 million of available cash, excluding initial public offering proceeds, to repay long-term debt. Our cash investment in hydrocarbon working capital at September 30, 2002 remained approximately $50 million above our normalized operating level due primarily to timing of crude oil purchases and product receipts. This incremental investment is believed to be recoverable in the ordinary course of business.

     We have increased our reserve for uncollectible accounts receivable to $3.2 million primarily in response to increased risk with respect to our wholesale customers caused by the continued downturn of the U.S. economy.

     Long-Term Crude Oil Contract

     PACC is party to a long-term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V. ("PMI"), an affiliate of Petroleos Mexicanos, the Mexican state oil company, which supplies approximately 167,000 barrels per day of Maya crude oil to our Port Arthur refinery. Under the terms of this agreement, PACC is obligated to buy Maya crude oil from PMI, and PMI is obligated to sell Maya crude oil to PACC. An important feature of this agreement is a price adjustment mechanism designed to minimize the effect of adverse refining margin cycles and to moderate the fluctuations of the coker gross margin, a benchmark measure of the value of coker production over the cost of coker feedstocks. This price adjustment mechanism contains a formula that represents an approximation of the coker gross margin and provides for a minimum average coker margin of $15 per barrel over the first eight years of the agreement, which began on April 1, 2001. The agreement expires in 2011.

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

     As of September 30, 2002, a cumulative quarterly surplus of $61.7 million existed under the contract. As a result, to the extent that we experience quarterly shortfalls in coker gross margins going forward, the price we pay for

Maya crude oil in succeeding quarters will not be discounted until this cumulative surplus is offset by future shortfalls. Assuming the WTI less Maya crude oil differential continues at its third quarter 2002 average of $4.92 per barrel, and assuming a similar Gulf Coast crack spread, we estimate the current $61.7 million cumulative surplus would be fully reversed after the third quarter of 2003. At that time, assuming a continuation of weak market conditions, we would be eligible to receive discounts on our crude oil purchases under the PMI contract as described above.

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

     PRG has a credit agreement, which was amended in May 2002 to allow for the Sabine crude oil purchase obligations, which provides for the issuance of letters of credit, primarily for the purchases of crude oil, up to the lesser of $650 million or the amount of a borrowing base calculation. The borrowing base is calculated with respect to our eligible cash and cash equivalents, investments, receivables, petroleum inventories, paid but unexpired letters of credit, and net obligations on swap contracts. As amended, the $650 million limit can be increased by $50 million at the request of PRG upon securing additional commitments. The credit agreement provides for direct cash borrowings up to $50 million. Borrowings under the credit agreement are secured by a lien on substantially all of our cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks. The borrowing base associated with such facility at September 30, 2002 was $797.1 million with $520.2 million of the facility utilized for letters of credit. As of September 30, 2002, there were no direct cash borrowings under the credit agreement.

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

     Other Commitments

     In 1999, we sold crude oil linefill in the pipeline system supplying the Lima refinery to Koch Supply and Trading L.P. or Koch. As part of the agreement with Koch, we were required to repurchase approximately 2.7 million barrels of crude oil in this pipeline system in September 2002. On October 1, 2002, Morgan Stanley Capital Group Inc., or MSCG, purchased the 2.7 million barrels of crude oil from Koch in lieu of our purchase obligation. We have agreed to purchase those barrels of crude oil from MSCG upon termination of our agreement with them, at then current market prices as adjusted by certain predetermined contract provisions. The initial term of the contract continues until October 1, 2003, and thereafter, automatically renews for additional 30-day periods unless terminated by either party. We have hedged the economic price risk related to the repurchase obligation through the purchase of exchange-traded futures contracts.

     Clark Retail Group, Inc. and its wholly owned subsidiary, CRE, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on October 15, 2002. As part of PRG's sale of its retail business to CRE in July 1999, PRG assigned approximately 170 leases and subleases of retail stores to CRE. PRG remains jointly and severally liable for CRE's obligations under these leases, including payment of rent and environmental cleanup responsibilities for releases of petroleum occurring during the term of the leases. Should CRE reject some or all of these leases, PRG may become responsible for these obligations. We are currently evaluating what the financial impact on us will be if PRG is forced to assume liability for the rent and cleanup obligations under a significant number of these leases. Should any of these leases revert to PRG, we will attempt to reduce the potential liability by subletting or reassigning the leases.

Cash Flows from Investing Activities

     Cash flows used in investing activities for the nine months ended September 30, 2002 were $91.8 million as compared to $98.5 million in the year-earlier period. Activity in both the nine months ended September 30, 2002 and 2001 primarily reflect capital expenditures. We classify our capital expenditures into two main categories, mandatory and discretionary. Mandatory capital expenditures, such as for turnarounds and maintenance, are required to maintain safe and reliable operations or to comply with regulations pertaining to soil, water and air contamination or pollution and occupational, safety and health issues. Our total mandatory capital and refinery maintenance turnaround expenditure budget, excluding Tier 2 gasoline standards, on-road diesel regulations and the MACT II regulations described below, is approximately $65 million in 2002, of which $56.8 million has been spent as of September 30, 2002. Discretionary capital expenditures are undertaken by us on a voluntary basis after thorough analytical review and screening of projects based on the expected return on incremental capital employed. Discretionary capital projects generally involve an expansion of existing capacity, improvement in product yields and/or a reduction in operating costs. Accordingly, total discretionary capital expenditures may be less than budget if cash flow is lower than expected and higher than budget if cash flow is better than expected. Our discretionary capital expenditure budget is approximately $30 million in 2002, of which $15.2 million has been spent as of September 30, 2002. We plan to fund both mandatory and discretionary capital expenditures for 2002 with available cash and cash flows from operations.

     In addition to mandatory capital expenditures, we expect to incur approximately $545 million over the next five years in order to comply with environmental regulations discussed below. The Environmental Protection Agency, or EPA, has promulgated new regulations under the Clean Air Act that establish stringent sulfur content specifications for gasoline and on-road diesel fuel designed to reduce air emissions from the use of these products.

     Tier 2 Motor Vehicle Emission Standards. In February 2000, the EPA promulgated the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. These regulations mandate that the average sulfur content of gasoline for highway use produced at any refinery not exceed 30 ppm during any calendar year by January 1, 2006, phasing in beginning on January 1, 2004. We currently expect to produce gasoline under the new sulfur standards at the Port Arthur refinery prior to January 1, 2004 and, as a result of the corporate pool averaging provisions of the regulations, will not be required to meet the new sulfur standards at the Lima refinery until July 1, 2004, a six month deferral. A further delay in the requirement to meet the new sulfur standards at the Lima refinery through 2005 may be possible through the purchase of sulfur allotments and credits which arise from a refiner producing gasoline with a sulfur content below specified levels prior to the end of 2005, the end of the phase-in period. There is no assurance that sufficient allotments or credits to defer investment at our Lima refinery will be available, or if available, at what cost. We believe, based on current estimates and on a January 1, 2004 compliance date for both the Port Arthur and Lima refineries, that compliance with the new Tier 2 gasoline specifications will require capital expenditures in the aggregate through 2005 of approximately $255 million, an increase of $79 million from 2001 year-end estimates. We have completed detailed engineering studies that have resulted in revised cost estimates based on refined implementation plans. Future revisions to these cost estimates may be necessary. More than 95% of the total investment to meet the Tier 2 gasoline specifications is expected to be incurred during 2002 through 2004 with the greatest concentration of spending occurring in 2003.

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

     Maximum Achievable Control Technology. On April 11, 2002, the EPA promulgated regulations to implement Phase II of the petroleum refinery Maximum Achievable Control Technology rule under the federal Clean Air Act, referred to as MACT II, which regulates emissions of hazardous air pollutants from certain refinery units. We expect to spend approximately $45 million in the next three years related to these new regulations with a majority of the spending evenly spread out over 2003 and 2004. We are performing some tests at our Lima refinery that will determine if we currently meet the MACT II standards. If the tests confirm this compliance then our MACT II spending can be reduced to $25 million. We should know the results of these tests for our year-end 2002 reporting.

     Our budget for complying with Tier 2 gasoline standards, on-road diesel regulations and the MACT II regulations is approximately $64 million in 2002, of which $25.5 million has been spent as of September 30, 2002. It is our intention to fund expenditures necessary to comply with these new environmental standards with cash flow from operations. However, if the average market environment experienced in the first nine months of 2002 continues, it may not be possible for us to generate sufficient cash flow from operations to meet these obligations. Accordingly, we are evaluating our implementation plans.

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

     The cash and cash equivalents restricted for investment in capital addition for the nine months ended September 30, 2002 of $5.5 million reflected the portion of an original $10.0 million in Ohio state revenue bonds that were utilized for solid waste and wastewater capital projects at the Lima refinery.

Cash Flows from Financing Activities

     Cash flows used in financing activities were $219.8 million for the nine months ended September 30, 2002 compared to $68.8 million in the prior year for the same period. In 2002, Premcor Inc. received net proceeds of $482.0 million from the sale of its common stock. Premcor Inc. received a net $462.6 million from an initial public offering of 20.7 million shares of its common stock, $19.1 million from the concurrent sales of 850,000 shares of common stock in the aggregate to Thomas D. O'Malley, its chairman of the board, chief executive officer and president, and two of its directors, and $0.3 million from the exercise of stock options under its stock option plans. The proceeds from the initial public offering and concurrent sales are committed to reducing the long-term debt of Premcor Inc.'s subsidiaries, and as of September 30, 2002, Premcor Inc. had contributed a net $442.9 million to its subsidiaries for the early repayment of debt.

     In 2002, Premcor Inc.'s subsidiaries redeemed and repurchased portions of their long-term debt totaling $645.2 million in principal, of which $443.3 million related to PRG long-term debt. In June 2002, PRG redeemed the remaining $150.4 million of its 9 1/2% Senior Notes due September 15, 2004 at par and Premcor USA redeemed the remaining $144.4 million of its 10 7/8% Senior Notes with a $5.2 million premium, mainly from capital contributions received from Premcor Inc. PRG also made principal payments of $1.0 million on its outstanding capital lease.

     On April 1, 2002, Premcor USA exchanged all of its 11 1/2% Exchangeable Preferred Stock for 11 1/2% Subordinated Debentures due October 2009. In the second quarter of 2002, Premcor USA purchased, in the open market, $54.1 million in aggregate principal amount of its 11 1/2% Subordinated Debentures at a $3.1 million premium from capital contributions received from Premcor Inc. In the third quarter of 2002, Premcor USA purchased an additional $3.4 million in aggregate principal amount of its 11 1/2% Subordinated Debentures at a premium of $0.2 million from capital contributions received from Premcor Inc.

     In January 2002, PACC made a $66.2 million principal payment on its bank senior loan agreement with $59.7 million representing a mandatory prepayment pursuant to the common security agreement and secured account structure. In June 2002, PACC prepaid the remaining balance of $221.4 million on the bank senior loan agreement at a $0.9 million premium, with an $84.2 million net capital contribution from Premcor Inc and available cash. In the third quarter of 2002, PACC made a mandatory $4.3 million principal payment on its 12 1/2% Senior Notes due 2009.

     Cash and cash equivalents restricted for debt service increased by $21.1 million, of which an increase of $45.2 million related to future principal payments and is included in cash flows from financing activity and a decrease of $24.1 million related to future interest payments and is included in cash flows from operating activities. The increase in the amount restricted for principal payments mainly reflected the new requirement under the amended and restated common security agreement to maintain a $45.0 million debt service reserve at all times.

     In September 2001, Premcor USA repurchased in the open market $21.3 million in face value of its 9 1/2% Senior Notes, $30.6 million in face value of its 10 7/8% Senior Notes, and $5.9 million in face value of its 11 1/2% Exchangeable Preferred Stock, which on April 1, 2002 was converted into 11 1/2% Subordinated Debentures due 2009, for an aggregate purchase price of $48.5 million. Premcor USA recorded a gain of $8.7 million related to the repurchase of this debt, which included a discount of $9.3 million and a write-off of associated deferred financing costs of $0.6 million. In relation to these repurchases of long-term debt, PRG recorded a gain of $0.8 million which included a discount of $1.0 million and the write-off of deferred financing costs of $0.2 million related to the repurchase of its debt.

     In September 2001, PRG made a capital contribution of $25.8 million to Premcor USA of which $25.0 million was utilized by Premcor USA to repurchase a portion of its long-term debt and exchangeable preferred stock in the open market and $0.8 million was for interest payments on Premcor USA's long-term debt. In 2002, PRG received capital contributions from Premcor USA of $13.5 million.

     In 2002, we incurred deferred financing costs of $11.4 million related to the consent process that permitted the Sabine restructuring, the registration of the PACC 12 1/2% Senior Notes with the Securities and Exchange Commission following the restructuring, and the waiver related to insurance coverage required under the common security agreement,

     PRG continues to review alternatives to extend the maturities of its long-term indebtedness. Although these alternatives may include the issuance of additional long-term debt, no transaction involving a sale of additional indebtedness for the purpose of extending maturities is being pursued at this time. Additionally, we continue to evaluate the most efficient use of capital and, from time to time, depending upon market conditions, may seek to purchase certain of our outstanding debt securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

     Funds generated from operating activities together with existing cash, cash equivalents and short-term investments and proceeds from asset sales are expected to be adequate to fund existing requirements for working capital and capital expenditure programs for the next year. Due to the commodity nature of our products, our operating results are subject to rapid and wide fluctuations. While we believe that our operating philosophies will be sufficient to provide us with adequate liquidity through the next year, there can be no assurance that market conditions will not be worse than anticipated. Future working capital, discretionary capital expenditures, environmentally mandated spending and acquisitions may require additional debt or equity capital.

New and Proposed Accounting Standards

     On January 1, 2002, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of these standards did not have a material impact on our financial position and results of operations; however, SFAS No. 144 was utilized in the accounting for our announced intention to discontinue refining operations at the Hartford, Illinois refinery.

     In July 2001, the Financial Accounting Standards Board, or FASB, approved SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses when a liability should be recorded for asset retirement obligations and how to measure this liability. The initial recording of a liability for an asset retirement obligation will require the recording of a corresponding asset that will be required to be amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are in the process of evaluating the impact of the adoption of this standard on our financial position and results of operations and believe implementation will not have a material impact.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from the Extinguishment of Debt; SFAS No. 44, Accounting for Intangible Assets of Motor Carriers; and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, as it relates to sale-leaseback transactions and other transactions structured similar to a sale-leaseback as well as amends other pronouncements to make various technical corrections. The provisions of SFAS No. 145 as they relate to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provision of this statement related to the amendment to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements on or after May 15, 2002. As permitted by the statement, we have elected early adoption of SFAS 145 and, accordingly, have included the loss on extinguishment of debt in "Income from continuing operations" as opposed to as an extraordinary item, net of taxes, below "Income from continuing operations" in our Statement of Operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs
Associated with Exit or Disposal Activities. SFAS No. 146 requires the recognition of liabilities at fair value that are associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such liabilities include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We will adopt SFAS No. 146 for all restructuring, discontinued operations, plant closings or other exit or disposal activities initiated after December 31, 2002.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position ("SOP") entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. If adopted as proposed, this SOP will require companies to expense as incurred turnaround costs, which it terms as "the non-capital portion of major maintenance costs." Adoption of the proposed SOP would require that any existing unamortized turnaround costs be expensed immediately. If this proposed change were in effect at September 30, 2002, we would have been required to write-off unamortized turnaround costs of approximately $97 million. Unamortized turnaround costs will change in 2002 as maintenance turnarounds are performed and past maintenance turnarounds are amortized. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, net of income tax, in the consolidated statements of operations.

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

     The nature of our business leads us to maintain a substantial investment in petroleum inventories. Since petroleum feedstocks and products are essentially commodities, we have no control over the changing market value of our investment. We manage the impact of commodity price volatility on our hydrocarbon inventory position by, among other methods, determining a volumetric exposure level that we consider appropriate and consistent with normal business operations. This target inventory position includes both titled inventory and fixed price purchase and sale commitments. The portion of our current target inventory position consisting of sales commitments netted against fixed price purchase commitments amounts to a net long inventory position of approximately 4 million barrels.

     Prior to the second quarter of 2002, we did not generally price protect any portion of our target inventory position. However, although we continue to generally leave the titled portion of our inventory position target fully exposed to price fluctuations, beginning in the second quarter of 2002, we began to actively mitigate some or all of the price risk related to our target level of fixed price purchase and sale commitments. These risk management decisions are based on the relative level of absolute hydrocarbon prices. The cumulative economic effect of our risk management strategy in the second and third quarter of 2002 resulted in an approximate $11 million loss as measured against a fully exposed fixed price commitment target. In the first quarter of 2002, we benefited by approximately $30 million from having our fixed price commitment target fully exposed in a rising absolute price environment.

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

     We prepared a sensitivity analysis to estimate our exposure to market risk associated with derivative commodity positions. This analysis may differ from actual results. The fair value of each derivative commodity position was based on quoted futures prices. As of September 30, 2002, a 10% change in quoted futures prices would result in a $8.8 million change to the fair market value of the derivative commodity position and correspondingly the same change in operating income. As of December 31, 2001, a 10% change in quoted futures prices would result in a $8.1 million change to the fair market value of the derivative commodity position and correspondingly the same change in operating income.

Interest Rate Risk

     During 2002, as of September 30, we repaid $645.2 million of our long-term debt, leaving an outstanding balance, including current maturities, of $925.3 million at Premcor USA and Premcor Inc. (of which $885.2 million is at PRG) at September 30, 2002. Our primary interest rate risk is associated with our long-term debt. We manage this interest rate risk by maintaining a high percentage of our long-term debt with fixed rates. The weighted average interest rate on our fixed rate long-term debt is slightly over 10%. We are subject to interest rate risk on our floating rate loans and any direct borrowings under our credit facility. As of September 30, 2002, a 1% change in interest rates on our floating rate loans, which totaled $250 million, would result in a $2.5 million change in pretax income on an annual basis. As of December 31, 2001, a 1% change in interest rate on our floating rate loans, which totaled $538 million, would result in a $5.4 million change in pretax income on an annual basis. As of September 30, 2002 and December 31, 2001, there were no borrowings under our credit agreement.

ITEM 4. - Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

PART II. - OTHER INFORMATION

ITEM 1. - Legal Proceedings

     The following is an update of developments during the quarter of material pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our or their property is subject, including environmental proceedings that involve potential monetary sanctions of $100,000 or more and to which a governmental authority is a party. For additional discussion of our material pending legal proceedings, see Premcor Inc.'s Registration Statement on Form S-1 (File 333-70314) dated April 29, 2002 and Premcor USA's and PRG's Forms 10-K for the period ending December 31, 2001.

     Blue Island: Federal and State Enforcement. In September 1998, the federal government filed a complaint, United States v. Clark Refining & Marketing, Inc., alleging that the Blue Island refinery violated federal environmental laws relating to air, water and solid waste. The Illinois Attorney General intervened in the case. The State of Illinois and Cook County had also brought an action several years earlier, People ex rel. Ryan v. Clark Refining & Marketing, Inc., also alleging violations under environmental laws. In 2002, we reached an agreement to settle both cases. The consent order in the state case was formally approved and entered by the state court judge on April 8, 2002, and the federal court approved the settlement on June 12, 2002. The consent order in the federal case required payments totaling $6.25 million as civil penalties (plus $0.1 million in interest), which we paid on July 12, 2002, and requires limited ongoing monitoring at the now-idled refinery. The consent order in the state case requires an ongoing tank inspection program along with enhanced reporting obligations. The consent orders dispose of both the federal and state cases.

     Legal and Environmental Reserves. As a result of our normal course of business, we are a party to a number of legal and environmental proceedings. As of September 30, 2002, we had accrued a total of approximately $99 million, on an undiscounted basis, for legal and environmental-related obligations that may result from the matters noted above and other legal and environmental matters. This accrual includes approximately $78 million (December 31, 2001 - $53 million) for site clean-up and environmental matters associated with the Hartford and Blue Island refinery closures and retail sites. We are of the opinion that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

ITEM 2. - Changes in Securities and Use of Proceeds

     On April 29, 2002, Premcor Inc.'s Registration Statement on Form S-1 (File No. 333-70314) was declared effective by the Securities and Exchange Commission allowing for an initial public offering of its common stock. A total of 20.7 million shares of Premcor Inc.'s common stock were registered and sold in this offering at an offering price of $24.00 per share, for aggregate offering proceeds of $496.8 million, including 2.7 million shares sold pursuant to the underwriters over-allotment option. Premcor Inc. incurred $31.0 million in underwriters' fees and $3.2 million in other fees and expenses in connection with the offering, yielding net proceeds of $462.6 million. Morgan Stanley and Credit Suisse First Boston served as managing underwriters for the offering.

     On April 30, 2002, Premcor Inc. filed a Registration Statement on Form S-8 to register a total of 8.0 million shares of its common stock. Of those shares, 750,000 shares were sold to Thomas D. O'Malley, Premcor Inc.'s chairman of the board, chief executive officer and president, and 50,000 shares each were sold to two directors of Premcor Inc. The shares were sold at a price per share of $22.50, which was the initial public offering price per share less the underwriting commission per share. Premcor Inc. received proceeds of approximately $19.1 million from these sales. The net proceeds from the initial public offering and the other sales described above were committed to retire long-term debt of Premcor Inc.'s subsidiaries. As of September 30, 2002, $446.5 million of the net proceeds had been used to redeem and repurchase outstanding long-term debt securities of Premcor Inc.'s subsidiaries. The remaining 7.1 million shares registered under this statement are reserved for issuance under our three stock incentive plans.

ITEM 6 - Exhibits and Reports on Form 8-K

     (a)      Exhibits

Exhibit
Number                        Description
-------                       -----------

3.1 Amended and Restated Certificate of Incorporation of Premcor Inc. (Incorporated by reference to Exhibit 3.1 filed with Premcor Inc.'s Registration Statement on Form S-1/A (Registration No. 333-70314)).

3.2  Amended and Restated By-Laws of Premcor Inc. (Incorporated by reference to
     Exhibit 3.2 filed with Premcor Inc.'s Registration Statement on Form S-1/A (Registration No. 333-70314)).

3.3 Restated Certificate of Incorporation of The Premcor Refining Group Inc. ("PRG") (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) effective as of February 1, 1993 (Incorporated by reference to
     Exhibit 3.1 filed with PRG's Annual Report on Form 10-K, for the year ended December 31, 2000 (File No. 1-11392)).

3.4 Certificate of Amendment to Certificate of Incorporation of PRG (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) effective as of September 30, 1993 (Incorporated by reference to Exhibit
     3.2 filed with PRG's Annual Report on Form 10-K, for the year ended December 31, 2000 (File No. 1-11392)).

3.5 Certificate of Amendment of Restated Certificate of Incorporation of PRG (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) effective as of May 9, 2000 (Incorporated by reference to
     Exhibit 3.3 filed with PRG's Annual Report on Form 10-K, for the year ended December 31, 2000 (File No. 1-11392)).

3.6 By-laws of PRG (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) (Incorporated by reference to Exhibit 3.2 filed with PRG's Registration Statement on Form S-1 (Registration No. 33-28146)).

3.7 Restated Certificate of Incorporation of Premcor USA Inc. ("Premcor USA") (formerly known as Clark USA, Inc.) effective as of December 28, 1994 (Incorporated by reference to Exhibit 3.1 filed with Premcor USA's Annual Report on Form 10-K, for the year ended December 31, 2000 (File No. 1-13514)).

3.8 Certificate of Amendment of Certificate of Incorporation of Premcor USA (formerly known as Clark USA, Inc.) effective as of February 23, 1995 (Incorporated by reference to Exhibit 3.2 filed with Premcor USA's Annual Report on Form 10-K, for the year ended December 31, 2000 (File No. 1-13514)).

3.9 Certificate of Amendment of Certificate of Incorporation of Premcor USA (formerly known as Clark USA, Inc.) effective as of November 3, 1995 (Incorporated by reference to Exhibit 3.3 filed with Premcor USA's Annual Report on Form 10-K, for the year ended December 31, 2000 (File No. 1-13514)).

3.10 Certificate of Amendment of Certificate of Incorporation of Premcor USA (formerly known as Clark USA, Inc.) effective as of October 1, 1997 (Incorporated by reference to Exhibit 3.4 filed with Premcor USA's Annual Report on Form 10-K, for the year ended December 31, 2000 (File No. 1-13514)).

3.11 Certificate of Amendment of Certificate of Incorporation of Premcor USA (formerly known as Clark USA, Inc.) effective as of October 1, 1997 (Incorporated by reference to Exhibit 3.5 filed with Premcor USA's Annual Report on Form 10-K, for the year ended December 31, 2000 (File No. 1-13514)).

3.12 Certificate of Amendment of Certificate of Incorporation of Premcor USA (formerly known as Clark USA, Inc.) effective as of October 1, 1997 (Incorporated by reference to Exhibit 3.6 filed with Premcor USA's Annual Report on Form 10-K, for the year ended December 31, 2000 (File No. 1-13514)).

Exhibit
Number                           Description
-------                          -----------

3.13 Certificate of Amendment of Certificate of Incorporation of Premcor USA (formerly known as Clark USA, Inc.) effective as of January 15, 1998 (Incorporated by reference to Exhibit 3.7 filed with Premcor USA's Annual Report on Form 10-K, for the year ended December 31, 2000 (File No. 1-13514)).

3.14 Certificate of Amendment of Certificate of Incorporation of Premcor USA (formerly known as Clark USA, Inc.) effective as of December 28, 1999 (Incorporated by reference to Exhibit 3.8 filed with Premcor USA's Annual Report on Form 10-K, for the year ended December 31, 2000 (File No. 1-13514)).

3.15 Certificate of Amendment of Certificate of Incorporation of Premcor USA (formerly known as Clark USA, Inc.) effective as of May 10, 2000 (Incorporated by reference to Exhibit 3.9 filed with Premcor USA's Annual Report on Form 10-K, for the year ended December 31, 2000 (File No. 1-13514)).

3.16 By-laws of Premcor USA (formerly known as Clark USA, Inc.) (Incorporated by reference to Exhibit 3.2 filed with Premcor USA's (formerly known as Clark USA, Inc.) Current Report on Form 8-K, dated February 27, 1995 (File No. 33-59144)).

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

4.7 Supplemental Indenture, dated as of August 10, 1998, to Indenture, dated as of October 1, 1997, between Premcor USA (f/k/a Clark USA, Inc.) and Bankers Trust Company, as Trustee (Incorporated by reference to Exhibit 4.4 filed with Premcor USA's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13514)).

4.8 Indenture, dated as of August 19, 1999, among Sabine River Holding Corp. ("Sabine"), Neches River Holding Corp. ("Neches"), Port Arthur Finance Corp. ("PAFC"), Port Arthur Coker Company L.P. ("PACC"), HSBC Bank USA, the Capital Markets Trustee, and Bankers Trust Company, as Collateral Trustee (Incorporated by reference to Exhibit 4.01 filed with PAFC's Registration Statement on Form S-4 (Registration No. 333-92871)).

Exhibit
Number                           Description
-------                          -----------

4.9 First Supplemental Indenture, dated as of June 6, 2002, among PRG, Sabine, Neches, PACC, PAFC, Deutsche Bank Trust Company Americas, as Collateral Trustee, and HSBC Bank USA, as Capital Markets Trustee (Incorporated by reference to Exhibit 4.1 filed with PRG's Current Report on Form 8-K dated June 6, 2002 (File No. 1-11392)).

4.10 Form of 12 1/2% Senior Secured Notes due 2009 (Incorporated by reference to
     Exhibit 4.02 filed with PAFC's Registration Statement on Form S-4 (Registration No. 333-92871)).

4.11 Amended and Restated Common Security Agreement, dated as of June 6, 2002, among Sabine, PRG, PAFC, PACC, Neches, Deutsche Bank Trust Company Americas, as Collateral Trustee and Depositary Bank, and HSBC Bank USA, as Capital Markets Trustee (Incorporated by reference to Exhibit 4.2 filed with PRG's Current Report on Form 8-K dated June 6, 2002 (File No. 1-11392)).

4.12 Amended and Restated Transfer Restrictions Agreement, dated as of June 6, 2002, among PAFC, PACC, Premcor Inc., Sabine, Neches, Deutsche Bank Trust Company Americas, as Collateral Trustee, and HSBC Bank USA, as Capital Markets Trustee (Incorporated by reference to Exhibit 4.4 filed with PRG's Current Report on Form 8-K dated June 6, 2002 (File No. 1-11392)).

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

4.16 Registration Rights Agreement, dated as of June 6, 2002, among PAFC, Sabine, PRG, PACC, and Neches (Incorporated by reference to Exhibit 4.3 filed with PRG's Current Report on Form 8-K dated June 6, 2002 (File No. 1-11392)).

10.1 Amendment to the Premcor 2002 Equity Incentive Plan dated October 24, 2002 (filed herewith).

10.2 First Amendment to the Premcor Pension Plan dated August 29, 2002 (filed herewith).

10.3 Second Amendment to the Premcor Retirement Savings Plan dated August 29, 2002 (filed herewith).

10.4 Crude Oil Sale and Supply Agreement effective as of September 13, 2002 by and between PRG and Morgan Stanley Capital Group Inc. (filed herewith).

10.5 Amendment to Crude Oil Sale and Supply Agreement, dated September 13, 2002 by and between PRG and Morgan Stanley Capital Group Inc. (filed herewith).

15.1 Awareness letter dated November 6, 2002, from Deloitte & Touche LLP concerning the unaudited interim financial information for September 30, 2002 and 2001 (filed herewith).

99.1 Section 906 Chief Executive Officer certificate (filed herewith).

99.2 Section 906 Chief Financial Officer certificate (filed herewith).

(b)  Reports on Form 8-K

     We filed the following reports on Form 8-K during the period covered by this report and up to and including the date of filing of this report:

          (1)  Premcor Inc. furnished a report dated August 6, 2002 pursuant to
               Item 9 (announcing the operating results of the second quarter and first half of 2002),

          (2)  Premcor Inc. furnished a report dated August 14, 2002 pursuant to
               Item 9 (attaching as exhibits the certifications Premcor Inc.'s Chief Executive Officer and Chief Financial Officer each submitted to the SEC under oath in accordance with SEC Order No. 4-460), and

          (3) Premcor Inc., Premcor USA Inc., and The Premcor Refining Group Inc. filed a report dated September 16, 2002 pursuant to Item 5 (announcing plans to further reduce costs by restructuring and reducing the non-represented workforce at its Port Arthur, Texas and Lima, Ohio refineries and its St. Louis based administrative office).

          (3) SIGNATURE

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

                                                          PREMCOR INC.
                                                        PREMCOR USA INC.
                                                 THE PREMCOR REFINING GROUP INC.
                                                        (Co-Registrants)




                                        By:  /s/ Dennis R. Eichholz
                                        ----------------------------------------
                                          Dennis R. Eichholz
                                          Controller (principal
                                             accounting officer and
                                             duly authorized officer)



November 7, 2002

               CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Thomas D. O'Malley, certify that:

1. I have reviewed this quarterly report on Form 10-Q for each of Premcor Inc., Premcor USA Inc. and The Premcor Refining Group Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002                           /s/ Thomas D. O'Malley
     -----------------                          --------------------------------
                                                 Chairman of the Board, Chief
                                                 Executive Officer and President

CERTIFICATION

I, William E. Hantke, certify that:

1. I have reviewed this quarterly report on Form 10-Q for each of Premcor Inc., Premcor USA Inc. and The Premcor Refining Group Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002                              /s/ William E. Hantke
     -----------------                             -----------------------------
                                                   Executive Vice President and
                                                   Chief Financial Officer