Form 10-Q
period 2005-03-31
PREMCOR INC; PREMCOR REFINING GROUP INC
filed 2005-05-05
CIK 1159119, 20762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Premcor Inc.	Yes ☑	No ☐
The Premcor Refining Group Inc.	Yes ☑	No ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☑    No  ☐

Number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of May 2, 2005:

Premcor Inc.	89,218,510 shares
The Premcor Refining Group Inc.	100 shares (100% owned by Premcor USA Inc., a direct wholly owned subsidiary of Premcor Inc.)

Form 10-Q

March 31, 2005

PART I. FINANCIAL INFORMATION

FORM 10-Q - PART I. FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q represents information for two registrants, Premcor Inc. and its indirect, wholly owned subsidiary, The Premcor Refining Group Inc. Premcor Inc. owns all of the outstanding common stock of Premcor USA Inc. (“Premcor USA”), and Premcor USA owns all of the outstanding common stock of The Premcor Refining Group Inc. (together with its consolidated subsidiaries, “PRG”). The Premcor Refining Group Inc. and its indirect subsidiary, Port Arthur Coker Company L.P. (“PACC”), are Premcor Inc.’s principal operating subsidiaries. PRG owns and operates four refineries. The results of operations for Premcor Inc. principally reflect the results of operations of PRG, except for certain pipeline operations, general and administrative costs, interest income and interest expense at stand-alone Premcor Inc. and/or its other subsidiaries. Included in this Quarterly Report on Form 10-Q are the condensed consolidated balance sheets, statements of operations, and statements of cash flows for the applicable periods for Premcor Inc. and The Premcor Refining Group Inc. The information reflected in the condensed consolidated footnotes is equally applicable to both companies except where indicated otherwise.

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Premcor Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Premcor Inc. and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of operations and of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Premcor Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended; and in our report dated March 1, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

Stamford, Connecticut

April 28, 2005

Premcor Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in millions, except share data)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177.2	$233.3
Short-term investments	332.9	520.0
Restricted cash and cash equivalents	57.4	69.1
Accounts receivable, net of allowance of $3.3 and $3.3	554.5	708.7
Inventories	975.4	772.6
Prepaid expenses and other	201.2	155.8
Deferred income taxes	30.4	74.9

Total current assets	2,329.0	2,534.4

Property, plant and equipment, net	3,003.7	2,908.1
Goodwill	75.0	27.6
Other assets	272.4	219.5

	$5,680.1	$5,689.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$838.7	$993.4
Accrued expenses and other	315.1	207.5
Accrued taxes other than income	47.8	70.4
Current portion of long-term debt	46.7	38.8

Total current liabilities	1,248.3	1,310.1

Long-term debt	1,766.3	1,788.7
Deferred income taxes	221.1	275.8
Other long-term liabilities	181.5	180.6
Commitments and contingencies

COMMON STOCKHOLDERS’ EQUITY:
Common, $0.01 par value per share, 150,000,000 authorized, 89,216,910 issued and outstanding as of March 31, 2005; 89,213,510 issued and outstanding as of December 31, 2004	0.9	0.9
Additional paid-in capital	1,704.8	1,699.7
Retained earnings	557.2	433.8

Total common stockholders’ equity	2,262.9	2,134.4

	$5,680.1	$5,689.6

The accompanying notes are an integral part of these financial statements.

Premcor Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in millions, except per share data)

	For the Three Months Ended March 31,
	2005	2004
NET SALES AND OPERATING REVENUES	$4,164.3	$2,551.7

EXPENSES:
Cost of sales	3,615.8	2,234.5
Operating expenses	237.3	147.0
General and administrative expenses	41.8	22.5
Depreciation	26.4	17.9
Amortization	19.9	16.2
Refinery restructuring and other charges	4.1	4.6

	3,945.3	2,442.7

OPERATING INCOME	219.0	109.0

Interest and finance expense	(30.3)	(31.3)
Interest income	3.4	1.7

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	192.1	79.4

Income tax provision	(65.4)	(29.4)

INCOME FROM CONTINUING OPERATIONS	126.7	50.0

Loss from discontinued operations, net of income tax benefit of $0.9 for 2005; $0.1 for 2004	(1.5)	(0.3)

NET INCOME	$125.2	$49.7

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$1.42	$0.67
Discontinued operations	(0.02)	—

Net income	$1.40	$0.67

Weighted average common shares outstanding	89.2	74.2
Diluted:
Income from continuing operations	$1.38	$0.66
Discontinued operations	(0.02)	—

Net income	$1.36	$0.66

Weighted average common shares outstanding	91.8	75.7

The accompanying notes are an integral part of these financial statements.

Premcor Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in millions)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125.2	$49.7

Adjustments:
Loss from discontinued operations	1.5	0.3
Depreciation	26.4	17.9
Amortization	22.0	18.3
Deferred income taxes	(10.2)	27.7
Stock-based compensation	5.1	4.9
Refinery restructuring and other charges	—	(0.7)
Other, net	(2.0)	0.9
Cash provided by (reinvested in) working capital:
Accounts receivable, prepaid expenses and other	108.8	166.3
Inventories	(202.8)	61.4
Accounts payable, accrued expenses, taxes other than income, and other	(65.0)	(259.7)
Restricted cash and cash equivalents	7.0	8.0

Net cash provided by operating activities of continuing operations	16.0	95.0
Net cash used in operating activities of discontinued operations	(0.8)	(1.0)

Net cash provided by operating activities	15.2	94.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(178.6)	(85.4)
Expenditures for turnaround	(68.2)	(52.9)
Net sales of short-term investments	186.7	72.3

Net cash used in investing activities	(60.1)	(66.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	1.3
Long-term debt and capital lease payments	(14.5)	(10.0)
Dividends paid to shareholders	(1.8)	—
Cash and cash equivalents restricted for debt repayment	5.1	3.7

Net cash used in financing activities	(11.2)	(5.0)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(56.1)	23.0
CASH AND CASH EQUIVALENTS, beginning of period	233.3	120.7

CASH AND CASH EQUIVALENTS, end of period	$177.2	$143.7

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of The Premcor Refining Group Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The Premcor Refining Group Inc. and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of operations and of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Premcor Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended; and in our report dated March 1, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

Stamford, Connecticut

April 28, 2005

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in millions, except share data)

	March 31, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$157.2	$230.5
Short-term investments	209.6	378.7
Restricted cash and cash equivalents	57.4	69.1
Accounts receivable, net of allowance of $3.3 and $3.3	554.7	708.3
Receivables from affiliates	129.8	119.7
Inventories	975.4	772.6
Prepaid expenses and other	200.7	155.6
Deferred income taxes	28.5	69.5

Total current assets	2,313.3	2,504.0

Property, plant and equipment, net	2,942.4	2,846.5
Goodwill	75.0	27.6
Other assets	272.4	219.5

	$5,603.1	$5,597.6

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$838.0	$992.8
Payables to affiliates	95.1	124.4
Accrued expenses and other	265.5	231.7
Accrued taxes other than income	47.2	70.5
Current portion of long-term debt	46.4	38.5

Total current liabilities	1,292.2	1,457.9

Long-term debt	1,756.8	1,779.1
Deferred income taxes	225.9	277.5
Other long-term liabilities	181.4	180.6
Commitments and contingencies

COMMON STOCKHOLDER’S EQUITY:
Common, $0.01 par value per share, 1,000 authorized, 100 issued and outstanding	—	—
Additional paid-in capital	1,433.2	1,237.4
Retained earnings	713.6	665.1

Total common stockholder’s equity	2,146.8	1,902.5

	$5,603.1	$5,597.6

The accompanying notes are an integral part of these financial statements.

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in millions)

	For the Three Months Ended March 31,
	2005	2004
NET SALES AND OPERATING REVENUES	$4,161.3	$2,551.1

EXPENSES:
Cost of sales	3,621.5	2,236.4
Operating expenses	231.9	146.2
General and administrative expenses	41.4	22.1
Depreciation	25.8	17.5
Amortization	19.9	16.2
Refinery restructuring and other charges	4.1	4.6

	3,944.6	2,443.0

OPERATING INCOME	216.7	108.1
Interest and finance expense	(30.0)	(31.1)
Interest income	2.8	1.7

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	189.5	78.7

Income tax provision	(65.0)	(29.1)

INCOME FROM CONTINUING OPERATIONS	124.5	49.6

Loss from discontinued operations, net of income tax benefit of $0.9 for 2005; $0.1 for 2004	(1.5)	(0.3)

NET INCOME	$123.0	$49.3

The accompanying notes are an integral part of these financial statements.

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in millions)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123.0	$49.3

Adjustments:
Loss from discontinued operations	1.5	0.3
Depreciation	25.8	17.5
Amortization	22.0	18.3
Deferred income taxes	(10.6)	25.7
Stock-based compensation	5.1	4.9
Refinery restructuring and other charges	—	(0.7)
Other, net	(2.2)	0.9
Cash provided by (reinvested in) working capital:
Accounts receivable, prepaid expenses and other	108.5	166.8
Inventories	(202.8)	61.4
Accounts payable, accrued expenses, taxes other than income, and other	(139.6)	(260.4)
Affiliate receivables and payables	76.9	2.2
Restricted cash and cash equivalents	7.0	8.0

Net cash provided by operating activities of continuing operations	14.6	94.2
Net cash used in operating activities of discontinued operations	(0.8)	(1.0)

Net cash provided by operating activities	13.8	93.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(178.3)	(85.1)
Expenditures for turnaround	(68.2)	(52.9)
Net sales of short-term investments	168.7	71.9

Net cash used in investing activities	(77.8)	(66.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt and capital lease payments	(14.4)	(10.0)
Cash and cash equivalents restricted for debt repayment	5.1	3.7

Net cash used in financing activities	(9.3)	(6.3)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(73.3)	20.8
CASH AND CASH EQUIVALENTS, beginning of period	230.5	118.9

CASH AND CASH EQUIVALENTS, end of period	$157.2	$139.7

The accompanying notes are an integral part of these financial statements.

FORM 10-Q – PART I

ITEM 1. FINANCIAL STATEMENTS (continued)

Premcor Inc. and Subsidiaries

The Premcor Refining Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2005

(Tabular amounts in millions, except per share data)

1.	Nature of Business and Basis of Preparation

Premcor Inc., together with its consolidated subsidiaries (the “Company”), is an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products. Premcor Inc. owns all of the outstanding common stock of Premcor USA Inc. (“Premcor USA”), and Premcor USA owns all of the outstanding common stock of The Premcor Refining Group Inc. (together with its consolidated subsidiaries, “PRG”). The Premcor Refining Group Inc. and its indirect subsidiary, Port Arthur Coker Company L.P. (“PACC”), are Premcor Inc.’s principal operating subsidiaries. PRG owns and operates four refineries with a combined total throughput capacity of approximately 800,000 barrels per day (“bpd”). The refineries are located in Port Arthur, Texas; Lima, Ohio; Memphis, Tennessee and Delaware City, Delaware.

All of the operations of the Company are in the United States. These operations are related to the refining of crude oil and other petroleum feedstocks into petroleum products and are all considered part of one business segment. The Company’s earnings and cash flows from operations are primarily dependent upon processing crude oil and selling quantities of refined petroleum products at margins sufficient to cover operating expenses. Crude oil and refined petroleum products are commodities, and factors out of the Company’s control can cause these commodity prices to vary, in a wide range, over a short period of time. This potential margin volatility can have a material effect on the Company’s financial position, earnings, and cash flows.

The accompanying unaudited condensed consolidated financial statements of Premcor Inc., The Premcor Refining Group Inc., and their respective subsidiaries, are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q. In the opinion of the management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These unaudited condensed consolidated notes apply equally to the Company and PRG unless otherwise noted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Premcor Inc.’s and PRG’s Annual Report on Form 10-K for the year ended December 31, 2004.

The statement of cash flows for the three months ended March 31, 2004 has been reclassified to conform to current period presentation for auction rate securities and expenditures for property, plant and equipment. These reclassifications have no effect on the current or previously reported statements of operations or balance sheet. Refer to Footnote 14 for further information.

On April 25, 2005 Valero Energy Corporation (“Valero”) and Premcor announced that the companies had entered into an Agreement and Plan of Merger, whereby Premcor will be merged with and into Valero, with Valero as the surviving corporation. Refer to Footnote 18 for further information.

2.	Acquisitions

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

The Delaware City refinery is a high-conversion medium and heavy high-sulfur crude oil refinery. Major process units include a crude unit, a reformer unit, a fluid catalytic cracking unit, a fluid coking unit, a high pressure hydrocracking unit and a coke gasification unit. Primary products include regular and premium conventional and reformulated gasoline, low-sulfur diesel and home heating oil. The refinery’s production is sold in the U.S. Northeast via pipeline, barge and truck distribution. The refinery’s petroleum coke production is sold to third parties or gasified to fuel in the cogeneration facility, which is designed to supply electricity and steam to the refinery as well as outside electrical sales to third parties.

The Company financed the acquisition from a portion of the proceeds from its April 2004 public common stock offering of 14.9 million shares which provided net proceeds of $490 million; from PRG’s $400 million senior notes offering completed April 2004 of which $200 million, due in 2011, bear interest at 6 1/8% per annum and $200 million, due in 2014, bear interest at 6¾% per annum; and from available cash.

The acquisition of the Delaware City refinery assets was accounted for using the purchase method, and the results of operations of these assets have been included in our results from the date of acquisition. In the fourth quarter of 2004, we adjusted the purchase price allocation based on management’s evaluation of independent appraisals and other information. The adjusted preliminary purchase price allocation, which will be finalized in the second quarter, is as follows:

Current assets	$128.3
Property, plant & equipment	756.0
Other assets	4.4
Accrued expenses and other	(1.6)
Other long-term liabilities	(15.8)

Total purchase price allocation	$871.3

In conjunction with the acquisition of the Delaware City refinery, the Company entered into an agreement, effective May 1, 2004, with the Saudi Arabian Oil Company for the supply of 105,000 bpd of crude oil; however, due to certain quota restrictions the current supply is 85,000 bpd. The agreement has terms extending to April 30, 2005, with automatic one-year extensions thereafter unless terminated at the option of either party. The contract has been renewed effective May 1, 2005. The crude oil is priced by a market-based formula as defined in the agreement. The Company also entered into a product offtake agreement with Motiva that provides for the delivery by Premcor to Motiva of approximately 36,700 bpd of finished light petroleum products, such as gasoline and heating oil. The agreement was effective May 1, 2004, and the main portion of the offtake agreement has terms extending for six months with automatic renewals until canceled by either party. Both Premcor and Motiva have decided not to renew the contract and as of April 30, 2005, the contract will expire.

3.	Inventories

The carrying value of inventories consisted of the following:

	March 31, 2005	December 31, 2004
Crude oil	$469.3	$324.1
Refined products and blendstocks	469.6	411.3
Warehouse stock and other	36.5	37.2

	$975.4	$772.6

The market value of crude oil, refined products and blendstock inventories as of March 31, 2005 was approximately $709.8 million (December 31, 2004 - $379.8 million) above carrying value.

4.	Other Assets

Other assets consisted of the following:

	March 31, 2005	December 31, 2004
Deferred turnaround costs	$211.3	$160.2
Deferred financing costs	37.4	39.4
Intangible assets	7.9	10.4
Pension assets and other	15.8	9.5

	$272.4	$219.5

Amortization of deferred financing costs for the three months ended March 31, 2005 and 2004 was $2.1 million and $2.1 million, respectively, for both the Company and PRG, and is included in “Interest and finance expense.”

5.	Goodwill and Intangible Assets

During the three months ended March 31, 2005, the Company recorded $47.4 million to goodwill related to the earn-out agreement entered into with The Williams Companies, Inc. in conjunction with the Memphis acquisition. Such goodwill will not be amortized, but will be subject to an annual impairment evaluation.

Goodwill and intangible assets were comprised of the following as of March 31, 2005:

	Gross carrying amount	Accumulated amortization	Net amount
Goodwill	$75.0	$—	$75.0

Customer contract	$5.4	$(0.3)	$5.1
Environmental credits	3.1	(2.6)	0.5
Environmental permits	2.4	(0.1)	2.3

Total intangible assets	$10.9	$(3.0)	$7.9

Amortization expense for the three months ended March 31, 2005 and 2004 was $2.5 million and $0.1 million, respectively.

6.	Employee Benefit Plans

The following table provides the components of net periodic benefit cost for the three months ended March 31:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$4.8	$1.9	$1.2	$0.8
Interest cost	0.5	0.2	1.9	1.7
Recognized actuarial loss	0.2	—	0.7	0.6
Expected return on plan assets	(0.4)	(0.1)	—	—
Amortization of prior service costs	—	0.1	(0.1)	(0.1)

Net periodic benefit cost	5.1	2.1	3.7	3.0
Special termination benefits	1.8	—	—	—

Total net periodic benefit cost	$6.9	$2.1	$3.7	$3.0

As of December 31, 2004, the Company expected to contribute a total of $20 million to its pension plans in 2005 and this estimate has not changed as of March 31, 2005. The Company did not make any contributions to its pension plans in the quarter ended March 31, 2005.

In May 2004, the FASB issued FSP 106-2 Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). The Company has applied FSP 106-2 retroactively to the date of enactment. The impact of adopting FSP 106-2 resulted in a reduction in the Company’s accumulated projected benefit obligation (“APBO”) of $15.5 million for 2004 and no reduction to net periodic pension cost for the three months ended March 31, 2004. The Company’s actuaries have determined the plan is actuarially equivalent. The Company is currently evaluating the expected gross receipts to be received from the subsidy; no subsidies have been received as of March 31, 2005.

7.	Refinery Restructuring and Other Charges

During the three months ended March 31, 2005, the Company recorded refinery restructuring and other charges of $4.1 million. The charges relate to litigation and environmental matters at closed refineries.

During the three months ended March 31, 2004, the Company recorded refinery restructuring and other charges of $4.6 million, which included a $4.0 million charge related to the St. Louis administrative office closure and $0.6 million related to legal expenses associated with litigation and environmental matters at closed refineries. Below is further discussion of the administrative function restructuring.

Administrative Restructuring. In 2002, the Company began a restructuring of its administrative functions. In May 2003, the Company announced that it would be closing the St. Louis office and moving the administrative functions to the Connecticut office over the next twelve months. The office move, which was completed in 2004, cost $14.8 million, which included $4.3 million of severance related benefits and $10.5 million of other costs such as training, relocation and the movement of physical assets. The severance related costs were amortized over the future service period of the affected employees and the other costs were expensed as incurred.

8.	Interest and Finance Expense

Interest and finance expense included in the Company and PRG’s statements of operations consisted of the following for the three months ended March 31:

	Premcor Inc.		PRG
	2005	2004	2005	2004
Interest expense	$38.3	$33.0	$38.0	$32.8
Financing costs	2.1	2.1	2.1	2.1
Capitalized interest	(10.1)	(3.8)	(10.1)	(3.8)

	$30.3	$31.3	$30.0	$31.1

The Company paid cash for interest for the three months ended March 31, 2005 and 2004 of $52.1 million and $46.1 million, respectively. PRG paid cash for interest for the three months ended March 31, 2005 and 2004 of $51.8 million and $45.7 million, respectively.

9.	Credit Facilities

On April 13, 2004, PRG completed a $1 billion senior secured revolving credit facility, maturing in April 2009, to replace its existing $785 million credit facility. The facility is used primarily to secure crude oil purchase obligations for the Company’s refinery operations and to provide for other working capital needs. The revolving credit facility allows for the issuance of letters of credit and direct borrowings, individually or collectively, up to the lesser of $1 billion or the amount available under a defined borrowing base. The borrowing base includes, among other items, eligible cash and cash equivalents, eligible investments, eligible receivables, and eligible petroleum inventories. The revolving credit facility also allows for an overall increase in the principal amount of the facility of up to $250 million under certain circumstances. The revolving credit facility is secured by a lien on substantially all of PRG’s cash and cash equivalents, receivables, crude oil and refined product inventories and intellectual property and is guaranteed by Premcor Inc. The collateral also includes the capital stock of Sabine River Holding Corp. (“Sabine”) and certain other subsidiaries and certain PACC inventory. PRG’s borrowings under this facility bear interest at a rate based on the highest of three U.S. based rate formulas, or the Eurodollar rate plus a defined margin.

The covenants and conditions under the $1 billion credit facility are generally less restrictive than the covenants contained in the agreement governing PRG’s terminated $785 million facility. The $1 billion credit facility contains covenants and conditions that, among other things, limit dividends, indebtedness, liens, investments, restricted payments as defined, and the sale of assets. The covenants also provide that in the event PRG does not maintain certain availability within the facility, additional restrictions and a cumulative cash flow test will apply. PRG was in compliance with these covenants as of March 31, 2005.

As of March 31, 2005, the borrowing base for the $1 billion credit facility was $1,986.2 million, with $410.1 million of the facility utilized for letters of credit. As of December 31, 2004, the borrowing base for the $1 billion credit facility was $1,853.1 million with $484.1 million of the facility utilized for letters of credit. There were no direct borrowings under the $1 billion credit facility as of March 31, 2005 or December 31, 2004.

PRG also has a $40 million cash-collateralized credit facility which was renewed effective June 1, 2004 for one year. This facility was initially arranged in support of lower interest rates on the Series 2001 Ohio Bonds. In addition, this facility can be utilized for other non-hydrocarbon purposes. As of March 31, 2005, $39.7 million (December 31, 2004—$39.7 million) of the line of credit was utilized for letters of credit.

PRG entered into a $100 million cash-collateralized credit facility in February 2005. The $100 million facility has a three year term and was arranged primarily for the issuance of letters of credit. As of March 31, 2005, $55.4 million of the line of credit was utilized for letters of credit.

10.	Long-term Debt

Long-term debt consisted of the following:

	March 31, 2005	December 31, 2004
12 1/2% Senior Notes due January 15, 2009 (“12 1/2% Senior Notes”) (1)	$183.2	$197.6
9 1/4% Senior Notes due February 1, 2010 (“9¼% Senior Notes”) (2)	175.0	175.0
6 3/4% Senior Notes due February 1, 2011 (“6 3/4% 2011 Senior Notes”) (2)	210.0	210.0
6 1/8% Senior Notes due February 1, 2011 (“6 1/8% Senior Notes”) (2)	200.0	200.0
7 3/4% Senior Subordinated Notes due February 1, 2012 (“7¾% Senior Subordinated Notes”) (2)	175.0	175.0
9 1/2% Senior Notes due February 1, 2013 (“9 1/2% Senior Notes”) (2)	350.0	350.0
6 3/4% Senior Notes due February 1, 2014 (“6 3/4% 2014 Senior Notes”) (2)	200.0	200.0
7 1/2% Senior Notes due June 15, 2015 (“7 1/2% Senior Notes”) (2)	300.0	300.0
Ohio Water Development Authority Environmental Facilities Revenue Bonds due December 1, 2031 (“Series 2001 Ohio Bonds”) (2)	10.0	10.0
Obligation under capital leases (3)	9.8	9.9

	1,813.0	1,827.5
Less current portion	(46.7)	(38.8)

Total long-term debt	$1,766.3	$1,788.7

(1)	Issued or borrowed by Port Arthur Finance Corp., a subsidiary of PACC
(2)	Issued or borrowed by stand-alone PRG
(3)	Assumed by The Premcor Pipeline Co., a subsidiary of Premcor USA Inc.

PRG’s long-term debt, including current maturities, as of March 31, 2005 was $1,803.2 million and is the same as Premcor Inc.’s long-term debt as noted in the table above except that it excludes the $9.8 million of capital lease obligations. The Premcor Pipeline Co. assumed these lease obligations as part of the Memphis acquisition. PRG’s long-term debt, including current maturities, as of December 31, 2004 was $1,817.6 million and is the same as Premcor Inc.’s long-term debt as noted in the table above except that it excludes the $9.9 million of capital lease obligations.

11.	Income Taxes

Our effective tax rate was 34.0% for the three months ended March 31, 2005 as compared to 37.0% in the corresponding period in 2004. Our subsidiaries are subject to different statutory tax rates. These differing tax rates and the differing amount of taxable income or loss recognized by each subsidiary impact our consolidated effective tax rate. The decrease in our 2005 consolidated effective tax rate as compared to 2004 resulted from a higher percentage of our 2005 consolidated income being recognized by Sabine, which has a lower effective tax rate than other subsidiaries.

The Company and PRG made net cash income tax payments of $1.9 million for the three months ended March 31, 2005 (March 31, 2004 – nil).

12.	Discontinued Operations

In connection with the 1999 sale of PRG’s retail assets to Clark Retail Enterprises, Inc. (“CRE”), PRG assigned certain leases and subleases of retail stores to CRE. Subject to certain defenses, PRG remains jointly and severally liable for CRE’s obligations under approximately 150 of these leases, including payment of rent and taxes. PRG may also be contingently liable for environmental obligations at these sites. In 2002, CRE and its parent company, Clark Retail Group, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2004, the CRE bankruptcy estate was liquidated and the case dismissed. As of March 31, 2005, PRG was subleasing 39 operating stores, the leases on 29 stores had either been terminated or expired, the leases on 81 operating stores were held by third parties, and PRG is in the process of buying out the leases on the remaining two stores. For the three months ended March 31, 2005 and 2004, PRG recorded an after-tax charge of $1.5 million and $0.3 million, respectively. These charges represent the estimated net present value of its remaining liability under the current operating stores that were subleased, net of estimated sublease income, and other direct costs. The following table reconciles the activity and balance of the liability for the lease obligations as well as the Company’s environmental liability for previously owned and leased retail sites:

	Lease Obligations	Environmental Obligations of Previously Owned and Leased Sites	Total Discontinued Operations
Balance, December 31, 2003	$7.4	$21.2	$28.6
Accretion and other expenses	9.1	—	9.1
Net cash outlays	(4.1)	0.4	(3.7)

Ending balance, December 31, 2004	$12.4	$21.6	$34.0
Accretion and other expenses	2.4	—	2.4
Net cash outlays	(0.6)	(0.2)	(0.8)

Ending balance, March 31, 2005	$14.2	$21.4	$35.6

13.	Earnings per Share

The common stock shares used to compute the Company’s basic and diluted earnings per share is as follows:

	For the Three Months Ended March 31,
	2005	2004
Weighted average common shares outstanding	89.2	74.2
Dilutive effect of stock options	2.6	1.5

Weighted average common shares outstanding, assuming dilution	91.8	75.7

Outstanding stock options totaling 3.7 million and 3.8 million common shares for the three months ended March 31, 2005 and 2004, respectively, were excluded from the diluted earnings per share calculation because they did not have a dilutive effect under the treasury stock method.

14.	Financial Instruments

Short-term Investments

As of March 31, 2005, the Company maintained short-term investments totaling $332.9 million (December 31, 2004—$520 million), of which $1.7 million was pledged as collateral for self-insured workers’ compensation programs at PRG and $100 million of these short-term investments was used as collateral for both of the Company’s $100 million and $40 million credit facilities at PRG. As of March 31, 2005, a wholly owned subsidiary of Premcor Inc. held $5.9 million in investments to provide additional directors and officers liability coverage for claims made against them in their respective capacities as directors and officers of the Company. The subsidiary’s assets are restricted to payment of directors’ and officers’ liability defense costs and claims. The cost of short-term investments approximates fair value. Accordingly, unrealized gains and losses are not material.

In December 2004, the Company began to classify its investments in auction rate securities as short-term investments. For all periods presented herein, investments in auction rate securities have been reclassed from cash and cash equivalents to short-term investments on the condensed consolidated balance sheets. The amount of the investments in auction rate securities as of March 31, 2005 and December 31, 2004, was $326 million and $513 million, respectively. The reclassification was made because the certificates had stated maturities beyond three months. The reclassification resulted in changes in the condensed consolidated statements of cash flows within the cash and cash equivalent balances and investing activities. This change had no impact on total assets, current assets, cash flow from operations or net income of the Company.

Derivative Financial Instruments

The Company enters into derivative financial instruments, such as fixed purchase and sale commitments and futures contracts, which are treated as derivative financial instruments and are marked-to-market. The fixed purchase and sale commitments generally are entered into at a fixed price one to several weeks in advance of receiving and processing the crude oil or producing and delivering the product. The Company uses futures contracts to manage the price risk on its fixed commitments and to manage the price risk on a portion of refinery feed stock and refined product inventories. All gains and losses from fixed commitments and futures contracts are recorded to cost of sales.

During the three months ended March 31, 2005, the Company recognized a net gain of $2 million related to its price risk management activities. During the three months ended March 31, 2004, the Company recognized a net loss of $6 million related to its price risk management activities. The net gain of $2 million for the three months ended March 31, 2005 was comprised of the following:

Unrealized and realized (gains) / losses
Net Fixed Commitments:
Crude	$(79)
Product	(2)

Net Futures Contracts:
Crude	75
Product	4

$(2)

At March 31, 2005, the Company had recorded its unrealized gains and losses on outstanding fixed commitments of $43.9 million in prepaid expenses and other and $61.9 million in accrued expenses and other. All of the outstanding fixed commitments at quarter end are expected to mature within the next few months. At March 31, 2005, the Company had outstanding futures contracts of $2.6 million recorded in prepaid and other and $13.9 million recorded in accrued expenses and other. All of the outstanding futures contracts at the quarter end are expected to mature within the next few months. At March 31, 2005, the Company also had $6.1 million and $6.7 million recorded to accounts receivable and accounts payable, respectively. These amounts primarily related to energy swap agreements which had expired but settlement had not yet occurred.

As of March 31, 2005, the Company had the following derivative positions outstanding:

Purchases /(sales) in barrels
Net Fixed Commitments:
Crude	7.9
Product	(0.7)

Net Futures Contracts:
Crude	(9.7)
Product	(1.0)

(3.5)

At December 31, 2004, the Company recorded $33 million in current assets and $51 million in current liabilities, related to its price risk management activities. The majority of the balance in both current assets and current liabilities related to the unrealized gains and losses on the Company’s fixed commitments.

15.	Condensed Consolidating Financial Statements of PRG as Co-guarantor of PAFC’s Senior Notes

Presented below are the PRG condensed consolidating balance sheets, statements of operations, and statements of cash flows as required by Rule 3-10 of the Securities Exchange Act of 1934, as amended. PRG along with PACC, Sabine, and various other subsidiaries of Sabine are full and unconditional guarantors of Port Arthur Finance Corp’s (“PAFC”) 12½% Senior Notes. Sabine indirectly owns PACC through its 100% ownership of PACC’s general and limited partners. PAFC is a wholly owned subsidiary of PACC. Under Rule 3-10, the condensed consolidating balance sheets, statements of operations, and statements of cash flows presented below meet the requirements for financial statements of the issuer and each guarantor of the notes since the issuer and guarantors are all direct or indirect wholly owned subsidiaries of PRG, and all guarantees are full and unconditional on a joint and several basis.

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of March 31, 2005

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$157.2	$—	$—	$—	$157.2
Short-term investments	209.6	—	—	—	209.6
Restricted cash and cash equivalents	0.4	—	57.0	—	57.4
Accounts receivable, net	554.4	—	0.6	(0.3)	554.7
Receivable from affiliates	102.9	51.5	—	(24.6)	129.8
Inventories	972.4	—	3.0	—	975.4
Prepaid expenses and other	193.0	—	7.7	—	200.7
Deferred income taxes	28.5	—	—	—	28.5

Total current assets	2,218.4	51.5	68.3	(24.9)	2,313.3

Property, plant and equipment, net	2,366.2	—	576.2	—	2,942.4
Deferred income taxes	15.6	—	—	(15.6)	—
Investments in affiliates	112.2	—	—	(112.2)	—
Goodwill	75.0	—	—	—	75.0
Other assets	248.6	—	23.8	—	272.4
Notes receivable from affiliate	—	148.4	—	(148.4)	—

	$5,036.0	$199.9	$668.3	$(301.1)	$5,603.1

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$637.5	$—	$200.5	$—	$838.0
Payables to affiliates	20.6	—	52.7	21.8	95.1
Accrued expenses and other	258.5	5.1	2.3	(0.4)	265.5
Accrued taxes other than income	45.2	—	2.0	—	47.2
Current portion of long-term debt	—	46.4	—	—	46.4
Current portion of notes payable to affiliate	—	—	46.4	(46.4)	—

Total current liabilities	961.8	51.5	303.9	(25.0)	1,292.2

Long-term debt	1,620.0	148.4	—	(11.6)	1,756.8
Deferred income taxes	127.3	—	114.2	(15.6)	225.9
Other long-term liabilities	180.1	—	1.3	—	181.4
Notes payable to affiliate	—	—	148.4	(148.4)	—
Commitments and contingencies

COMMON STOCKHOLDER’S EQUITY:
Common stock	—	—	0.1	(0.1)	—
Additional paid-in capital	1,433.2	—	395.9	(395.9)	1,433.2
Retained earnings	713.6	—	(295.5)	295.5	713.6

Total common stockholder’s equity	2,146.8	—	100.5	(100.5)	2,146.8

	$5,036.0	$199.9	$668.3	$(301.1)	$5,603.1

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2005

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
Net sales and operating revenues	$4,183.5	$—	$723.2	$(745.4)	$4,161.3
Equity in earnings of affiliates	120.2	—	—	(120.2)	—

Expenses:
Cost of sales	3,880.4	—	477.2	(736.1)	3,621.5
Operating expenses	190.9	—	50.2	(9.2)	231.9
General and administrative expenses	40.6	—	0.8	—	41.4
Depreciation	20.3	—	5.5	—	25.8
Amortization	19.3	—	0.6	—	19.9
Refinery restructuring and other charges	4.1	—	—	—	4.1

	4,155.6	—	534.3	(745.3)	3,944.6

Operating income	148.1	—	188.9	(120.3)	216.7

Interest and finance expense	(23.5)	(6.2)	(6.9)	6.6	(30.0)
Interest income	2.9	6.2	0.2	(6.5)	2.8

Income from continuing operations before income taxes	127.5	—	182.2	(120.2)	189.5

Income tax provision	(3.0)	—	(62.0)	—	(65.0)

Income from continuing operations	124.5	—	120.2	(120.2)	124.5

Loss from discontinued operations, net of tax	(1.5)	—	—	—	(1.5)

Net income	$123.0	$—	$120.2	$(120.2)	$123.0

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2005

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123.0	$—	$120.2	$(120.2)	$123.0
Adjustments:
Loss from discontinued operations	1.5	—	—	—	1.5
Depreciation	20.3	—	5.5	—	25.8
Amortization	20.7	—	1.3	—	22.0
Deferred income taxes	(25.3)	—	14.7	—	(10.6)
Stock-based compensation	5.1	—	—	—	5.1
Refinery restructuring and other charges	—	—	—	—	—
Equity in earnings of affiliates	(120.2)	—	—	120.2	—
Other, net	(2.4)	—	0.2	—	(2.2)
Cash provided by (reinvested in) working capital :
Accounts receivable, prepaid expenses and other	115.1	—	(6.2)	(0.4)	108.5
Inventories	(224.8)	—	22.0	—	(202.8)
Accounts payable, accrued expenses, taxes other than income, and other	(211.2)	(7.0)	78.2	0.4	(139.6)
Affiliate receivables and payables	292.4	22.3	(236.9)	(0.9)	76.9
Restricted cash and cash equivalents	—	—	7.0	—	7.0

Net cash (used in) provided by operating activities of continuing operations	(5.8)	15.3	6.0	(0.9)	14.6
Net cash used in operating activities of discontinued operations	(0.8)	—	—	—	(0.8)

Net cash (used in) provided by operating activities	(6.6)	15.3	6.0	(0.9)	13.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(177.8)	—	(0.5)	—	(178.3)
Expenditures for turnaround	(57.6)	—	(10.6)	—	(68.2)
Purchases and maturities of investments, net	168.7	—	—	—	168.7

Net cash used in investing activities	(66.7)	—	(11.1)	—	(77.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt and capital lease payments	—	(15.3)	—	0.9	(14.4)
Cash and cash equivalent restricted for debt repayment	—	—	5.1	—	5.1

Net cash (used in) provided by financing activities	—	(15.3)	5.1	0.9	(9.3)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(73.3)	—	—	—	(73.3)
CASH AND CASH EQUIVALENTS, beginning of period	230.5	—	—	—	230.5

CASH AND CASH EQUIVALENTS, end of period	$157.2	$—	$—	$—	$157.2

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2004

(in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$230.5	$—	$—	$—	$230.5
Short-term investments	378.7	—	—	—	378.7
Restricted cash and cash equivalents	—	—	69.1	—	69.1
Accounts receivable, net	708.0	—	0.9	(0.6)	708.3
Receivable from affiliates	191.4	50.6	0.3	(122.6)	119.7
Inventories	747.6	—	25.0	—	772.6
Prepaid expenses and other	154.4	—	1.2	—	155.6
Deferred income taxes	69.5	—	—	—	69.5

Total current assets	2,480.1	50.6	96.5	(123.2)	2,504.0

Property, plant and equipment, net	2,265.2	—	581.3	—	2,846.5
Deferred income taxes	15.6	—	—	(15.6)	—
Investments in affiliates	65.1	—	—	(65.1)	—
Goodwill	27.6	—	—	—	27.6
Other assets	205.0	—	14.5	—	219.5
Note receivable from affiliate	—	171.6	—	(171.6)	—

	$5,058.6	$222.2	$692.3	$(375.5)	$5,597.6

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$873.9	$—	$118.9	$—	$992.8
Payable to affiliates	6.2	—	202.3	(84.1)	124.4
Accrued expenses and other	218.3	12.1	2.0	(0.7)	231.7
Accrued taxes other than income	64.8	—	5.7	—	70.5
Current portion of long-term debt	—	38.5	—	—	38.5
Current portion of notes payable to affiliate	—	—	38.5	(38.5)	—

Total current liabilities	1,163.2	50.6	367.4	(123.3)	1,457.9

Long-term debt	1,619.9	171.6	—	(12.4)	1,779.1
Deferred income taxes	193.6	—	99.5	(15.6)	277.5
Other long-term liabilities	179.4	—	1.2	—	180.6
Note payable to affiliate	—	—	171.6	(171.6)	—
Commitments and contingencies

COMMON STOCKHOLDER’S EQUITY:
Common stock	—	—	0.1	(0.1)	—
Additional paid-in capital	1,237.4	—	206.0	(206.0)	1,237.4
Retained earnings	665.1	—	(153.5)	153.5	665.1

Total common stockholder’s equity	1,902.5	—	52.6	(52.6)	1,902.5

	$5,058.6	$222.2	$692.3	$(375.5)	$5,597.6

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2004

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
Net sales and operating revenues	$2,572.4	$—	$633.4	$(654.7)	$2,551.1
Equity in earnings of affiliates	26.3	—	—	(26.3)	—

Expenses:
Cost of sales	2,343.6	—	539.2	(646.4)	2,236.4
Operating expenses	115.2	—	39.3	(8.3)	146.2
General and administrative expenses	21.1	—	1.0	—	22.1
Depreciation	12.0	—	5.5	—	17.5
Amortization	16.0	—	0.2	—	16.2
Refinery restructuring and other charges	4.6	—	—	—	4.6

	2,512.5	—	585.2	(654.7)	2,443.0

Operating income	86.2	—	48.2	(26.3)	108.1

Interest and finance expense	(23.7)	(7.1)	(7.8)	7.5	(31.1)
Interest income	2.0	7.1	0.1	(7.5)	1.7

Income from continuing operations before income taxes	64.5	—	40.5	(26.3)	78.7

Income tax provision	(14.9)	—	(14.2)	—	(29.1)

Income from continuing operations	49.6	—	26.3	(26.3)	49.6

Loss from discontinued operations, net of tax	(0.3)	—	—	—	(0.3)

Net income	$49.3	$—	$26.3	$(26.3)	$49.3

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2004

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49.3	$—	$26.3	$(26.3)	$49.3

Adjustments:
Loss from discontinued operations	0.3	—	—	—	0.3
Depreciation	12.0	—	5.5	—	17.5
Amortization	17.5	—	0.8	—	18.3
Deferred income taxes	21.0	—	4.7	—	25.7
Stock-based compensation	4.9	—	—	—	4.9
Refinery restructuring and other charges	(0.7)	—	—	—	(0.7)
Equity in earnings of affiliates	(26.3)	—	—	26.3	—
Other, net	0.7	—	0.2	—	0.9

Cash (reinvested in) provided by working capital:
Accounts receivable, prepaid expenses and other	166.4	—	0.4	—	166.8
Inventories	56.3	—	5.1	—	61.4
Accounts payable, accrued expenses, taxes other than income, and other	(256.5)	(7.6)	3.7	—	(260.4)
Affiliate receivables and payables	40.6	18.1	(56.5)	—	2.2
Restricted cash and cash equivalents	—	—	8.0	—	8.0

Net cash provided by operating activities of continuing operations	85.5	10.5	(1.8)	—	94.2
Net cash used in operating activities of discontinued operations	(1.0)	—	—	—	(1.0)

Net cash provided by operating activities	84.5	10.5	(1.8)	—	93.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(83.6)	—	(1.5)	—	(85.1)
Expenditures for turnaround	(52.7)	—	(0.2)	—	(52.9)
Purchases and maturities of investments, net	72.5	—	—	(0.6)	71.9

Net cash (used in) provided by investing activities	(63.8)	—	(1.7)	(0.6)	(66.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt and capital lease payments	(0.1)	(10.5)	—	0.6	(10.0)
Cash and cash equivalent restricted for debt repayment	—	—	3.7	—	3.7

Net cash provided by (used in) financing activities	(0.1)	(10.5)	3.7	0.6	(6.3)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20.6	—	0.2	—	20.8
CASH AND CASH EQUIVALENTS, beginning of period	118.9	—	—	—	118.9

CASH AND CASH EQUIVALENTS, end of period	$139.5	$—	$0.2	$—	$139.7

16.	Condensed Consolidating Financial Statements of Premcor Inc. as Guarantor of PRG’s Senior Notes

Presented below are the Premcor Inc. condensed consolidating balance sheets, statements of operations, and statements of cash flows as required by Rule 3-10 of the Securities Exchange Act of 1934, as amended. Premcor Inc. is a full and unconditional guarantor of PRG’s 6 1/8% 2011 Senior Notes and 6¾% 2014 Senior Notes. Premcor Inc. indirectly owns PRG through its 100% ownership of Premcor USA. PRG is a wholly owned subsidiary of Premcor USA. Under Rule 3-10, the condensed consolidating balance sheets, statements of operations, and statements of cash flows presented below meet the requirements for financial statements of the issuer and the guarantor of the notes, and all guarantees are full and unconditional on a joint and several basis.

Premcor Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of March 31, 2005

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Premcor
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17.9	$157.2	$2.1	$—	$177.2
Short-term investments	118.0	209.6	5.3	—	332.9
Restricted cash and cash equivalents	—	57.4	—	—	57.4
Accounts receivable, net	0.2	554.7	(0.4)	—	554.5
Receivable from affiliates	124.2	129.8	31.6	(285.6)	—
Inventories	—	975.4	—	—	975.4
Prepaid expenses and other	—	200.7	1.1	(0.6)	201.2
Deferred income taxes	—	28.5	1.9	—	30.4

Total current assets	260.3	2,313.3	41.6	(286.2)	2,329.0

Property, plant and equipment, net	—	2,942.4	61.3	—	3,003.7
Investments in affiliates	2,192.0	—	2,118.0	(4,310.0)	—
Goodwill	—	75.0	—	—	75.0
Other assets	—	272.4	—	—	272.4

	$2,452.3	$5,603.1	$2,220.9	$(4,596.2)	$5,680.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$838.0	$0.7	$—	$838.7
Payable to affiliates	140.9	95.1	49.7	(285.7)	—
Accrued expenses and other	49.9	265.5	0.3	(0.6)	315.1
Accrued taxes other than income	—	47.2	0.6	—	47.8
Current portion of long-term debt	—	46.4	0.3	—	46.7

Total current liabilities	190.8	1,292.2	51.6	(286.3)	1,248.3

Long-term debt	—	1,756.8	9.5	—	1,766.3
Deferred income taxes	(1.4)	225.9	(3.4)	—	221.1
Other long-term liabilities	—	181.4	0.1	—	181.5
Commitments and contingencies

COMMON STOCKHOLDERS’ EQUITY:
Common stock	0.9	—	0.1	(0.1)	0.9
Additional paid-in capital	1,704.8	1,433.2	1,639.0	(3,072.2)	1,704.8
Retained earnings	557.2	713.6	524.0	(1,237.6)	557.2

Total common stockholders’ equity	2,262.9	2,146.8	2,163.1	(4,309.9)	2,262.9

	$2,452.3	$5,603.1	$2,220.9	$(4,596.2)	$5,680.1

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2005

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Premcor
Net sales and operating revenues	$—	$4,161.3	$10.5	$(7.5)	$4,164.3
Equity in earnings of affiliates	124.8	—	124.2	(249.0)	—

Expenses:
Cost of sales	—	3,621.5	—	(5.7)	3,615.8
Operating expenses	—	231.9	7.2	(1.8)	237.3
General and administrative expenses	—	41.4	0.4	—	41.8
Depreciation	—	25.8	0.6	—	26.4
Amortization	—	19.9	—	—	19.9
Refinery restructuring and other charges	—	4.1	—	—	4.1

	—	3,944.6	8.2	(7.5)	3,945.3

Operating income	124.8	216.7	126.5	(249.0)	219.0

Interest and finance expense	—	(30.0)	(0.3)	—	(30.3)
Interest income	0.6	2.8	—	—	3.4

Income from continuing operations before income taxes	125.4	189.5	126.2	(249.0)	192.1

Income tax provision	(0.2)	(65.0)	(0.2)	—	(65.4)

Income from continuing operations	125.2	124.5	126.0	(249.0)	126.7

Loss from discontinued operations, net of tax	—	(1.5)	—	—	(1.5)

Net income	$125.2	$123.0	$126.0	$(249.0)	$125.2

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2005

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Premcor
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125.2	$123.0	$126.0	$(249.0)	$125.2

Adjustments:
Loss from discontinued operations	—	1.5	—	—	1.5
Depreciation	—	25.8	0.6	—	26.4
Amortization	—	22.0	—	—	22.0
Deferred income taxes	—	(10.6)	0.4	—	(10.2)
Stock-based compensation	—	5.1	—	—	5.1
Refinery restructuring and other charges	—	—	—	—	—
Equity in earnings of affiliates	(124.8)	—	(124.2)	249.0	—
Other, net	—	(2.2)	0.2	—	(2.0)

Cash provided by (reinvested in) working capital:
Accounts receivable, prepaid expenses and other	—	108.5	2.1	(1.8)	108.8
Inventories	—	(202.8)	—	—	(202.8)
Accounts payable, accrued expenses, taxes other than income and other	74.6	(139.6)	(1.8)	1.8	(65.0)
Affiliate receivables and payables	(74.2)	76.9	(2.7)	—	—
Restricted cash and cash equivalents	—	7.0	—	—	7.0

Net cash provided by operating activities of continuing operations	0.8	14.6	0.6	—	16.0
Net cash used in operating activities of discontinued operations	—	(0.8)	—	—	(0.8)

Net cash provided by operating activities	0.8	13.8	0.6	—	15.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	—	(178.3)	(0.3)	—	(178.6)
Expenditures for turnaround	—	(68.2)	—	—	(68.2)
Net sales of short-term investments	18.0	168.7	—	—	186.7

Net cash provided by (used in) investing activities	18.0	(77.8)	(0.3)	—	(60.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt and capital lease payments	—	(14.4)	(0.1)	—	(14.5)
Dividends paid to shareholders	(1.8)	—	—	—	(1.8)
Cash and cash equivalent restricted for debt repayment	—	5.1	—	—	5.1

Net cash provided by (used in) financing activities	(1.8)	(9.3)	(0.1)	—	(11.2)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17.0	(73.3)	0.2	—	(56.1)
CASH AND CASH EQUIVALENTS, beginning of year	0.9	230.5	1.9	—	233.3

CASH AND CASH EQUIVALENTS, end of year	$17.9	$157.2	$2.1	$—	$177.2

Premcor Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2004

(in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Premcor
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$0.9	$230.5	$1.9	$—	$233.3
Short-term investments	136.0	378.7	5.3	—	520.0
Restricted cash and cash equivalents	—	69.1	—	—	69.1
Accounts receivable	0.2	708.3	0.2	—	708.7
Receivable from affiliates	268.3	119.7	65.6	(453.6)	—
Inventories	—	772.6	—	—	772.6
Prepaid expenses and other	—	155.6	2.6	(2.4)	155.8
Deferred income taxes	—	69.5	5.4	—	74.9

Total current assets	405.4	2,504.0	81.0	(456.0)	2,534.4

Property, plant and equipment, net	—	2,846.5	61.6	—	2,908.1
Investments in affiliates	1,986.8	—	1,875.5	(3,862.3)	—
Goodwill	—	27.6	—	—	27.6
Other assets	—	219.5	—	—	219.5

	$2,392.2	$5,597.6	$2,018.1	$(4,318.3)	$5,689.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$992.8	$0.6	$—	$993.4
Payable to affiliates	283.9	124.4	45.2	(453.5)	—
Accrued expenses and other	(24.7)	231.7	2.9	(2.4)	207.5
Accrued taxes other than income	—	70.5	(0.1)	—	70.4
Current portion of long-term debt	—	38.5	0.3	—	38.8

Total current liabilities	259.2	1,457.9	48.9	(455.9)	1,310.1

Long-term debt	—	1,779.1	9.6	—	1,788.7
Deferred income taxes	(1.4)	277.5	(0.3)	—	275.8
Other long-term liabilities	—	180.6	—	—	180.6
Commitments and contingencies

COMMON STOCKHOLDERS’ EQUITY:
Common stock	0.9	—	0.1	(0.1)	0.9
Additional paid-in capital	1,699.7	1,237.4	1,516.8	(2,754.2)	1,699.7
Retained earnings	433.8	665.1	443.0	(1,108.1)	433.8

Total common stockholders’ equity	2,134.4	1,902.5	1,959.9	(3,862.4)	2,134.4

	$2,392.2	$5,597.6	$2,018.1	$(4,318.3)	$5,689.6

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2004

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Premcor
Net sales and operating revenues	$—	$2,551.1	$2.5	$(1.9)	$2,551.7
Equity in earnings of affiliates	49.8	—	51.1	(100.9)	—

Expenses:
Cost of sales	—	2,236.4	—	(1.9)	2,234.5
Operating expenses	—	146.2	2.3	(1.5)	147.0
General and administrative expenses	0.1	22.1	0.1	0.2	22.5
Depreciation	—	17.5	0.4	—	17.9
Amortization	—	16.2	—	—	16.2
Refinery restructuring and other charges	—	4.6	—	—	4.6

	0.1	2,443.0	2.8	(3.2)	2,442.7

Operating income	49.7	108.1	50.8	(99.6)	109.0

Interest and finance expense	(0.2)	(31.1)	(0.3)	0.3	(31.3)
Interest income	0.1	1.7	—	(0.1)	1.7

Income from continuing operations before income taxes	49.6	78.7	50.5	(99.4)	79.4
Income tax provision	—	(29.1)	(0.3)	—	(29.4)

Income from continuing operations	49.6	49.6	50.2	(99.4)	50.0

Loss from discontinued operations, net of tax	—	(0.3)	—	—	(0.3)

Net income	$49.6	$49.3	$50.2	$(99.4)	$49.7

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2004

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Premcor
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49.6	$49.3	$50.2	$(99.4)	$49.7

Adjustments:
Loss from discontinued operations	—	0.3	—	—	0.3
Depreciation	—	17.5	0.4	—	17.9
Amortization	—	18.3	—	—	18.3
Deferred income taxes	—	25.7	2.0	—	27.7
Stock-based compensation	—	4.9	—	—	4.9
Refinery restructuring and other charges	—	(0.7)	—	—	(0.7)
Equity in earnings of affiliates	(49.8)	—	(51.1)	100.9	—
Other, net	(0.1)	0.9	(0.2)	0.3	0.9

Cash provided by (reinvested in) working capital:
Accounts receivable, prepaid expenses and other	—	166.8	0.9	(1.4)	166.3
Inventories	—	61.4	—	—	61.4
Accounts payable, accrued expenses, taxes other than income and other	1.4	(260.4)	(1.9)	1.2	(259.7)
Affiliate receivables and payables	(1.0)	2.2	(1.3)	0.1	—
Restricted cash and cash equivalents	—	8.0	—	—	8.0

Net cash provided by (used in) operating activities of continuing operations	0.1	94.2	(1.0)	1.7	95.0
Net cash used in operating activities of discontinued operations	—	(1.0)	—	—	(1.0)

Net cash provided by (used in) operating activities	0.1	93.2	(1.0)	1.7	94.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	—	(85.1)	(0.1)	(0.2)	(85.4)
Expenditures for turnaround	—	(52.9)	—	—	(52.9)
Net (purchases) sales of short-term investments	0.4	71.9	—	—	72.3

Net cash provided by (used in) investing activities	0.4	(66.1)	(0.1)	(0.2)	(66.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1.3	—	—	—	1.3
Long-term debt and capital lease payments	—	(10.0)	—	—	(10.0)
Cash and cash equivalent restricted for debt repayment	—	3.7	—	—	3.7

Net cash provided by (used in) financing activities	1.3	(6.3)	—	—	(5.0)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1.8	20.8	(1.1)	1.5	23.0
CASH AND CASH EQUIVALENTS, beginning of year	—	118.9	1.8	—	120.7

CASH AND CASH EQUIVALENTS, end of year	$1.8	$139.7	$0.7	$1.5	$143.7

17. Commitments and Contingencies

Legal and Environmental Liabilities

As a result of its normal course of business, the closure of two refineries, and continuing obligations related to previously owned retail operations (as disclosed in Note 12), the Company is party to certain legal proceedings and environmental-related obligations. As of March 31, 2005, the Company had accrued a total of approximately $94 million (December 31, 2004—$96 million), on primarily an undiscounted basis, for legal and environmental-related obligations. Should a development in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of our accrual, they could have a material adverse effect on the Company’s operating results, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

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

Lawsuits by Residents of Port Arthur, Texas. During the fourth quarter of 2004, the Company received service of 13 lawsuits brought by residents in the area of Port Arthur, Texas alleging personal and pecuniary injuries caused by emissions from industrial facilities in the area. The Company was non-suited without prejudice in three of the lawsuits prior to filing an appearance. The cases have been consolidated into one lead case entitled Crystal Faulk, et al. v. Premcor Refining, et al. in the District Court of Jefferson County, Texas,

Case No. B-173,357. Consolidated petitions have been filed in the case which assert the claims of 142 plaintiffs, 85 of whom are alleging claims against the Company and others. The cases generally involve allegations of negligence per se, negligence, fraud, permanent nuisance, trespass and gross negligence.

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

Alleged Asbestos and Benzene Exposure. The Company, along with numerous other defendants, has been named in certain individual lawsuits alleging personal injury resulting from exposure to asbestos or benzene. A majority of the claims have been filed by employees of third party independent contractors who purportedly were exposed while performing services at our Hartford and Port Arthur refineries. Some of the cases are in the early stages of litigation. Substantive discovery has not yet been concluded. Therefore it is not possible at this time for us to quantify our exposure from these claims, but, based on currently available information, the Company does not believe that any liability resulting from the resolution of these matters will have a material adverse effect on our financial condition, results of operations and cash flows.

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

The Company has responded to information requests from the EPA regarding New Source Review compliance at our Port Arthur, Lima and Memphis refineries, all of which were purchased within the last ten years. The Company believes that any costs to respond to New Source Review issues at those refineries prior to our purchase are the responsibility of the prior owners and operators of those facilities.

At the Memphis refinery, under the purchase agreement, Williams is not responsible for any costs we incur for capital improvements arising out of EPA Section 114 proceedings. The Memphis refinery has installed advanced pollution controls that reduced the amount of additional control equipment that may be required. Williams has retained responsibility for any penalties that may arise due to non-compliance.

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

The Memphis refinery was constructed in 1941 and also has contamination on the property. An order was originally issued in 1998 by the Tennessee Department of Environment and Conservation (TDEC) Division of Solid Waste Management to MAPCO Petroleum, Inc. (the owner of the refinery prior to Williams). This order addresses groundwater remediation of light non-aqueous phase liquids and dissolved phase hydrocarbons underlying the refinery. Williams has agreed, subject to the limitations described below, to indemnify the

Company against all environmental liabilities incurred as a result of a breach of their environmental representations and as a result of environmental related matters (1) known by them prior to the closing but not disclosed to the Company and (2) not known by them prior to the closing. The Company is responsible for all other environmental liabilities, including various pending clean-up and compliance matters. The Company recorded a liability for various on-going remediation matters as part of the acquisition accounting. Any claims made by the Company against Williams for environmental liabilities must be made within seven years. Williams obtained, at their expense, a ten-year fully pre-paid $50 million environmental insurance policy in support of this obligation covering unknown and undisclosed liabilities for the period of time prior to the acquisition. The insurance policy provides for a $25 million (with a $5 million limit for third party claims for offsite non-owned locations) limit per incident, with a $25 million aggregate limit and a self-insured retention of $250,000 per incident. The maximum amount the Company can recover for environmental liabilities is limited to $50 million from Williams plus any amounts provided under the insurance policy. Williams has also agreed to indemnify the Company against breaches of their representations and from liabilities arising from the ownership and operation of the assets (other than environmental liabilities) prior to the closing, but the liability of the sellers will be subject to a $5 million deductible and a maximum liability of $50 million. In addition, Williams has agreed to indemnify the Company for any fines and penalties that result from William’s operations or ownership.

The Delaware City purchase agreement provides that, subject to certain limitations, the seller shall indemnify the Company against certain environmental liabilities and costs to the extent related to, arising out of, resulting from, or occurring during the ownership, operation or use of the refinery assets prior to the closing. Conversely, the Company has agreed to indemnify the seller against environmental liabilities and costs to the extent related to, arising out of, resulting from, or occurring during the period of time after the closing. These indemnities are generally subject to a cap of $50 million, with the exception of certain matters, including outstanding consent orders involving, and ongoing cleanup projects at, the refinery, which are subject to an aggregate cap of $800 million. In addition, the Company has agreed to assume responsibility under an existing consent order which requires the installation of air pollution control technology to the refinery’s coker and fluid catalytic cracker. There can be no assurances that the seller will satisfy its obligations under this agreement, or that significant liabilities will not arise with respect to the matters the Company has assumed or for which the Company is indemnifying the seller.

There can be no assurances that these environmental liabilities and/or costs or expenditures to comply with environmental laws will not have a material adverse effect on our current or future financial condition, results of operations, and cash flow.

Blue Island Refinery Decommissioning and Closure. In January 2001, the Company ceased refining operations at its Blue Island refinery. The decommissioning of the facility is complete. The Company has been in discussions with state and local governmental agencies concerning remediation of the site and entered into a consent order setting forth the agreement for investigation of the site. The Company has recorded a liability for the environmental remediation of the refinery site based on costs that are reasonably foreseeable at this time, taking into consideration studies performed in conjunction with the insurance policies discussed below. In 2002, the Company obtained environmental risk insurance policies covering the Blue Island refinery site. This insurance program allows the Company to quantify and, within the limits of the policies, cap its cost to remediate the site, and provide insurance coverage from future third party claims arising from past or future environmental releases. The remediation cost overrun policy has a term of ten years and, subject to certain exceptions and exclusions, provides $25 million in coverage in excess of a self-insured retention amount of $26 million. The pollution legal liability policy provides for $25 million in aggregate coverage in excess of a $100,000 deductible per incident. The responsibility for the dismantling and environmental remediation of the refinery’s above ground assets had been assumed by a third party in connection with its purchase of the assets for resale. The third party has defaulted on its obligation and the Company recorded a liability of $4.1 million in the fourth quarter of 2003 to provide for its estimated cost to dismantle and remediate the remaining above ground refinery equipment. The project is currently underway and is expected to be completed in 2005.

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

During the period from the beginning of 1999 through March 31, 2005, the Company expended approximately $25 million to satisfy all the environmental cleanup obligations of the former retail marketing business and, as of March 31, 2005, had $21.4 million accrued to satisfy those obligations in the future.

A portion of the $21.4 million liability discussed above was established pursuant to an environmental indemnity agreement with CRE in connection with the 1999 sale of retail assets. The environmental indemnity obligation as it relates to the CRE retail properties was not extended to the buyers of CRE’s retail assets in the recent bankruptcy proceedings.

Former Terminals. In December 1999, the Company sold 15 refined product terminals to a third party, but retained liability for environmental matters at four terminals and, with respect to the remaining eleven terminals, the first $250,000 per year of environmental liabilities until December 2005 up to a maximum of $1.5 million. In 2004, these terminals were sold to another third party except for the Hammond, Indiana terminal which we repurchased and continue to retain responsibility for most environmental matters.

Other Memphis Related Assets. On February 18, 1998, TDEC Division of Solid Waste Management issued an order to Truman Arnold Company Memphis Terminal (prior owner) to address increasing levels of petroleum in groundwater underlying the Riverside Terminal facility. The Company has been working with TDEC to continue remediation of the groundwater. A non-hazardous land farm was operated at the Memphis refinery up until February 2002, most recently for disposal of catalyst from the Poly Unit. The cost to close the land farm in accordance with the permit’s closure procedures is not material.

Environmental Product Standards

The Environmental Protection Agency, or EPA, has promulgated regulations under the Clean Air Act that establish stringent sulfur content specifications for gasoline and diesel fuel designed to reduce air emissions from the use of these products. The Company expects to incur, in the aggregate, approximately $780 million, of which $452.4 million has been incurred as of March 31, 2005, in order to comply with environmental regulations related to the new stringent sulfur content specifications. Future revisions to the current cost estimates may be necessary as the Company continues to finalize its engineering and procurement plans. Additionally, the increase in worldwide prices and demand for steel and equipment may also require us to further revise our estimates. Information related to the expected expenditures in relation to these new regulations is shown below.

	Total Estimated Expenditures	Total Expenditures Incurred To-Date	Remaining Expenditures at March 31, 2005
Gasoline low sulfur standards	$345.0	$322.6	$22.4
Diesel low sulfur standards	435.0	129.8	305.2

Total	$780.0	$452.4	$327.6

As of March 31, 2005, the Company had outstanding contractual commitments of $149.4 million related to the design and construction activity at the refineries for the gasoline and diesel low sulfur standards compliance.

18. Subsequent Events

On April 22, 2005 the Board of Directors declared a dividend of $0.02 per share payable on June 15, 2005 to all stockholders of record on June 1, 2005.

On April 25, 2005 Valero Energy Corp. (“Valero”) and Premcor announced that the companies have executed a merger agreement for Valero to acquire Premcor in an $8 billion transaction. The boards of directors of both companies unanimously approved Valero’s acquisition of Premcor, which is subject to the approval of Premcor’s shareholders and customary regulatory approvals. The transaction is expected to close Dec. 31, 2005, and both companies expect a smooth transition.

Under the terms of the merger agreement, Premcor shareholders will have the right to receive either 0.99 shares of Valero common stock, or $72.76 in cash for each share of Premcor stock they own, or a combination of the two, subject to pro-ration so that 50 percent of the total Premcor shares are acquired for cash.

Valero and Premcor have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) that both Valero and Premcor will conduct their respective businesses in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the Effective Time and (ii) not to engage in certain kinds of transactions during such period. In addition, Premcor has agreed to cause a meeting of holders of Premcor common stock to be held by Premcor to consider adoption of the Merger Agreement. Premcor has also made certain additional customary covenants, including, among others, covenants not to: (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning, or provide confidential information in connection with, any proposals for alternative business combination transactions.

Consummation of the Merger is subject to customary conditions, including (i) approval of the holders of Premcor Common Stock, (ii) absence of any law or order prohibiting the consummation of the Merger, and (iii) expiration or termination of the Hart-Scott-Rodino waiting period and certain other regulatory approvals. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) material compliance of the other party with its covenants, and (iii) the delivery of customary opinions from counsel to Valero and counsel to Premcor that the Merger will qualify as a reorganization under Section 368(a) of the Code.

The Merger Agreement contains certain termination rights for both Valero and Premcor, and further provides that, upon termination of the Merger Agreement under specified circumstances, Premcor may be required to pay Valero a termination fee of $150,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but only predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated. Factors that could materially affect these forward-looking statements include, but are not limited to, changes in:

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

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the results of operations and financial condition of Premcor Inc. and subsidiaries, which are materially the same as the results of operations and financial condition of PRG. Therefore, the discussions provided are equally applicable to Premcor Inc. and PRG except where otherwise noted.

We are an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the United States. PRG owns and operates four refineries with a combined total throughput capacity of approximately 800,000 barrels per day, or bpd. The refineries are located in Port Arthur, Texas; Lima, Ohio; Memphis, Tennessee and Delaware City, Delaware. We sell petroleum products in the Midwest, the Gulf Coast, the Northeastern and the Southeastern United States on an unbranded basis to approximately 1,200 distributors and chain retailers through a combination of our own product distribution system and an extensive third-party owned product distribution system, as well as in the spot market.

Delaware City Refinery Acquisition

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

The Delaware City refinery is a high-conversion medium and heavy high-sulfur crude oil refinery. Major process units include a crude unit, a reformer unit, a fluid catalytic cracking unit, a fluid coking unit, a high pressure hydrocracking unit and a coke gasification unit. Primary products include regular and premium conventional and reformulated gasoline, low-sulfur diesel, heating oil and jet fuel. The refinery’s production is sold in the U.S. Northeast via pipeline, barge and truck distribution. The refinery’s petroleum coke production is sold to third parties or gasified to fuel in the cogeneration facility, which is designed to supply electricity and steam to the refinery as well as outside electrical sales to third parties.

We financed the acquisition from a portion of the proceeds from its April 2004 public common stock offering of 14.9 million shares which provided net proceeds of $490 million; from PRG’s $400 million senior notes offering completed April 2004 of which $200 million, due in 2011, bear interest at 6 1/8% per annum and $200 million, due in 2014, bear interest at 6 3/4% per annum; and from available cash.

The acquisition of the Delaware City refinery assets was accounted for using the purchase method, and the results of operations of these assets have been included in our results from the date of acquisition. In the fourth quarter of 2004, we adjusted the purchase price allocation based on the management’s evaluation of independent appraisals and other information. The adjusted preliminary purchase price allocation, which will be finalized in the second quarter, is as follows:

Current assets	$128.3
Property, plant & equipment	756.0
Other assets	4.4
Accrued expenses and other	(1.6)
Other long-term liabilities	(15.8)

Total purchase price allocation	$871.3

In conjunction with the acquisition of the Delaware City refinery, we entered into an agreement, effective May 1, 2004, with the Saudi Arabian Oil Company for the supply of 105,000 bpd of crude oil; however, due to certain quota restrictions the current supply is 85,000 bpd. The agreement has terms extending to April 30, 2005, with automatic one-year extensions thereafter unless terminated at the option of either party. The contract has been renewed effective May 1, 2005. The crude oil is priced by a market-based formula as defined in the agreement. We also entered into a product offtake agreement with Motiva that provides for the delivery by Premcor to Motiva of approximately 36,700 bpd of finished light petroleum products, such as gasoline and heating oil. The agreement was effective May 1, 2004, and the main portion of the offtake agreement has terms extending for six months with automatic renewals until canceled by either party. Both Premcor and Motiva have decided not to renew the contract and as of April 30, 2005, the contract will expire.

Results of Operations

The following tables reflect Premcor Inc.’s financial and operating highlights for the three months ended March 31, 2005 and 2004.

Financial Results (in millions except per share data)	Three months ended March 31,
	2005	2004
Net sales and operating revenues	$4,164.3	$2,551.7
Cost of sales	3,615.8	2,234.5

Gross margin (1)	548.5	317.2
Operating expenses	237.3	147.0
General and administrative expenses	41.8	22.5
Depreciation and amortization	46.3	34.1
Refinery restructuring and other charges	4.1	4.6

Operating income	219.0	109.0
Interest and finance expense, net	(26.9)	(29.6)
Income tax provision	(65.4)	(29.4)

Income from continuing operations	126.7	50.0
Loss from discontinued operations, net of tax	(1.5)	(0.3)

Net income	$125.2	$49.7

Income from continuing operations per common share:
Basic	$1.42	$0.67
Diluted	1.38	0.66
Weighted average common shares outstanding:
Basic	89.2	74.2
Diluted	91.8	75.7

(1)	In order to assess our operating performance, we compare our actual gross margin (net sales and operating revenues less cost of sales) to industry gross margin benchmarks, such as the crack spread and crude oil price differentials defined in the table below.

	Three months ended March 31,
	2005	2004
Market Indicators (dollars per barrel, unless otherwise noted)

West Texas Intermediate, or “WTI” (sweet)	$49.79	$35.25
Industry Refining Margins:
Gulf Coast 2/1/1	6.56	5.39
Chicago 3/2/1	6.86	6.98
NYH RFG 3/2/1	6.00	*	*
Crude Oil Price Differentials:
WTI less Maya (heavy sour)	17.09	9.36
WTI less Arab Medium	9.48	*	*
WTI less Dated Brent (foreign)	2.30	3.28
Natural Gas (per mmbtu)	6.15	5.39

**	Not relevant

	Three months ended March 31,
Selected Throughput and Per Barrel Data (in thousands of bpd, except as noted)	2005	2004
Total throughput by refinery:
Port Arthur	183.5	222.1
Lima	133.9	105.5
Memphis	135.3	153.7
Delaware City (1)	172.1	—

Total throughput	624.8	481.3

Total throughput (in millions of barrels)	56.2	43.8
Per barrel of total throughput (in dollars):
Gross margin	$9.76	$7.24
Operating expenses	4.22	3.36

(1)	We acquired the Delaware City refinery effective May 1, 2004.

	Three months ended March 31, 2005						Three months ended March 31, 2004
Selected Volumetric Data (in thousands of bpd)	Port Arthur	Lima	Memphis	Delaware City (2)	Total	Percent of Total	Port Arthur	Lima	Memphis	Total	Percent of Total
Throughput:
Crude unit throughput	153.5	133.8	125.9	153.8	567.0	91%	207.2	106.3	143.4	456.9	95%
Other throughputs	30.0	0.1	9.4	18.3	57.8	9%	14.9	(0.8)	10.3	24.4	5%

Total throughput	183.5	133.9	135.3	172.1	624.8	100%	222.1	105.5	153.7	481.3	100%

Production:
Light products
Conventional gasoline	65.6	70.2	52.2	43.3	231.3	36%	69.3	61.9	61.0	192.2	39%
Premium and reformulated gasoline	6.4	6.7	8.7	42.7	64.5	10%	21.8	5.5	8.5	35.8	7%
Diesel fuel	48.1	22.9	35.3	46.6	152.9	24%	57.7	14.5	49.4	121.6	25%
Jet fuel	10.8	19.8	27.0	3.1	60.7	10%	20.8	16.9	24.5	62.2	13%
Other products / blendstocks, net	36.2	12.7	4.6	32.7	86.2	14%	36.9	4.9	5.6	47.4	10%

Total light products	167.1	132.3	127.8	168.4	595.6	94%	206.5	103.7	149.0	459.2	93%
Solid by products / residual oil (1)	21.3	3.1	7.6	7.1	39.1	6%	26.1	3.6	5.4	35.1	7%

Total production	188.4	135.4	135.4	175.5	634.7	100%	232.6	107.3	154.4	494.3	100%

(1)	Volumes are per barrel equivalents.
(2)	We acquired the Delaware City refinery effective May 1, 2004.

Three months ended March 31, 2005 as compared to three months ended March 31, 2004

Overview. Net income was $125.2 million ($1.36 per diluted share) for the three months ended March 31, 2005 as compared to $49.7 million ($0.66 per diluted share) in 2004. Our operating income was $219.0 million for the three months ended March 31, 2005 as compared to $109.0 million in 2004.

The results of operations for the three months ended March 31, 2004 do not reflect the operations of our Delaware City refinery, which was acquired May 1, 2004.

Net Sales and Operating Revenues. Net sales and operating revenues increased $1,612.6 million, or 63%, to $4,164.3 million for the three months ended March 31, 2005 from $2,551.7 million in 2004. The increase in net sales and operating revenue is primarily due to higher refined product prices and the three months of operations at Delaware City in 2005 as compared to no operations in 2004. We believe the favorable market conditions were driven in part by increased global product demand outpacing increases in global refining capacity.

Gross Margin. Gross margin increased $231.3 million, or 73% to $548.5 million for the three months ended March 31, 2005 from $317.2 million in 2004. The increase in gross margin for the three months ended March 31, 2005 was principally driven by the three months of operations at Delaware City in 2005 as compared to no operations in 2004. Additionally, the increase in gross margin for the three months ended March 31, 2005 was also impacted by strong crude oil price differentials and industry refining margins in our markets. These increases were partially offset by the scheduled plant-wide turnaround maintenance work at our Port Arthur refinery and other unscheduled downtime at our Memphis and Delaware City refineries.

It is common practice in our industry to look to benchmark market indicators as a predictor of actual refining margins. We utilize the Gulf Coast 2/1/1 as an indicator of refining margins at our Port Arthur and Memphis refineries, the Chicago 3/2/1 as an indicator of refining margins at our Lima refinery and the

New York Harbor Reformulated Gasoline 3/2/1, or NYH RFG 3/2/1, at our Delaware City refinery. Our actual results will vary as our crude oil and product slates differ from the benchmarks and for other ancillary costs that are not included in the benchmarks, such as crude oil and product grade differentials, transportation costs, storage and credit fees, inventory fluctuations and price risk management activities.

Average industry refining margins for the three months ended March 31, 2005 for the most part were at higher levels as compared to similar periods in 2004. The Gulf Coast 2/1/1 was approximately 22% higher for the three months ended March 31, 2005 as compared to the same period in 2004. The Chicago 3/2/1 was approximately 2% lower for the three months ended March 31, 2005 as compared to the corresponding period in 2004. The NYH RFG 3/2/1 has averaged $6.00 for the three months ended March 31, 2005. We believe the strong industry refining margins for the three months ended March 31, 2005 were driven in part by increased product demand outpacing increases in refining capacity.

The WTI less Maya crude oil price differential was approximately 83% higher for the three months ended March 31, 2005 than in 2004. The WTI less Arab Medium crude oil price differential has averaged $9.48 for the three months ended March 31, 2005. These heavy high-sulfur sour crude oil price differentials had a significant positive impact on Port Arthur’s and Delaware City’s gross margin as these refineries are capable of producing medium to heavy high-sulfur crude oil. Both Lima and Memphis process primarily light sweet crude oils, and accordingly, do not require an adjustment for crude oil price differentials except to the extent to which their crude oil is purchased in a foreign market versus a domestic market. The WTI less Brent crude oil price differential was approximately 30% lower for the three months ended March 31, 2005 than in 2004.

Approximately 12% to 15% and 5% to 8% of the product slate at Port Arthur and Delaware City, respectively, is lower value petroleum coke, sulfur, and residual oils, which negatively impacted the refinery’s gross margin against the benchmark crack spread. Less than 5% of the product slate at Lima and Memphis is the lower value residual oils or petroleum coke. In addition to these adjustments to the crack spreads, savings from our marine charter agreements for Port Arthur continued to be favorable to the current market rates for the three months ended March 31, 2005. These charters are primarily used for the transportation of Maya crude oil to our Port Arthur refinery.

Although benchmark market indicators such as the Gulf Coast 2/1/1, Chicago 3/2/1, and the NYH RFG 3/2/1 are useful in predicting industry refining gross margins, changes in absolute hydrocarbon prices, the “structure” of the hydrocarbon futures market and our specific price risk management activities have an effect on our results that does not correlate with the benchmark market indicators. Based on our current refinery operations, we have an average net fixed price purchase commitment position of approximately 8 million barrels. To manage the absolute price risk while holding these net fixed price purchase commitments, we may buy or sell futures contracts on the New York Mercantile Exchange, or NYMEX, that correspond volumetrically with all or a portion of our net fixed price purchase commitments. We may also take positions on the NYMEX or over the counter market to hedge the price risk forecasted transaction such as crude and product purchases, refined product sales and natural gas purchases. See “Quantitative and Qualitative Disclosures about Market Risk—Commodity Risk” for a description of our price risk management strategies and policies. Our operating results were positively affected by approximately $2 million related to our price risk management activities for the three months ended March 31, 2005.

Refinery Operations

The total throughput rate at our Port Arthur refinery was 183,500 bpd for the three months ended March 31, 2005, as compared to 222,100 bpd in the corresponding period of 2004. For the three months ended March 31, 2005, the throughput rates were restricted due to the scheduled plant-wide maintenance turnarounds. The turnarounds included maintenance on the crude unit, hydrocracker, coker, catalytic cracker and alkylation units. On average, most of the units were down 30 to 35 days each.

The total throughput rate at our Lima refinery was 133,900 bpd for the three months ended March 31, 2005, as compared to 105,500 bpd in the corresponding period of 2004. The total throughput rate increased in 2005 due to the scheduled full refinery maintenance turnaround that occurred during the first quarter of 2004.

The total throughput rate at our Memphis refinery was 135,300 bpd for the three months ended March 31, 2005 as compared to 153,700 bpd in the corresponding period of 2004. Total throughput was reduced beginning March 9 due to unplanned downtime on the continuous catalytic reformer.

The total throughput rate at our Delaware City refinery was 172,100 bpd for the three months ended March 31, 2005. Total throughput for the first quarter 2005 was slightly lower than expected due to unplanned maintenance work on its continuous catalytic reformer and hydrogen plant for 12 days.

Operating Expenses. Operating expenses increased $90.3 million to $237.3 million in the three months ended March 31, 2005 from $147.0 million in the corresponding period of 2004. The increase in operating expenses for the three months ended March 31, 2005 is primarily due to the three months of operations at Delaware City in 2005 and natural gas prices increasing 14% for the three months ended March 31, 2005 as compared to the similar period in 2004.

General and Administrative Expenses. General and administrative expenses increased $19.3 million to $41.8 million for the three months ended March 31, 2005 from $22.5 million in the corresponding period in 2004. The increase in general and administrative expenses for the three months ended March 31, 2005 is primarily related to an $11 million increase for incentive compensation accrual and increases in various professional fees, the three months of operations of the Delaware City refinery and certain employee benefit programs. Included in general and administrative expenses is stock-based compensation expense which increased $0.2 million, or 4% to $5.1 million for the three months ended March 31, 2005 from $4.9 million in the corresponding period in 2004.

Depreciation and Amortization. Depreciation and amortization increased $12.2 million to $46.3 million in the three months ended March 31, 2005 from $34.1 million in the corresponding period in 2004. This increase for the three months ended March 31, 2005, was principally due to capital expenditure activity and three months of depreciation for Delaware City in 2005.

Refinery Restructuring and Other Charges. During the three months ended March 31, 2005, we recorded refinery restructuring and other charges of $4.1 million. The charges relate to litigation and environmental matters at closed refineries.

During the three months ended March 31, 2004, we recorded refinery restructuring and other charges of $4.6 million, which included a $4.0 million charge related to the St. Louis administrative office closure and $0.6 million related to litigation and environmental matters at closed refineries. Below is further discussions regarding the administrative function restructuring.

Administrative Restructuring. In 2002, we began a restructuring of its administrative functions, and at that time the elimination of certain positions in the St. Louis office was scheduled for early 2003. In May 2003, we announced that it would be closing the St. Louis office and moving the administrative functions to the Connecticut office over the next twelve months. The office move, which was completed in 2004, cost $14.8 million, which included $4.3 million of severance related benefits and $10.5 million of other costs such as training, relocation and the movement of physical assets. The severance related costs were amortized over the future service period of the affected employees and the other costs were expensed as incurred.

Interest and Finance Expense, net. Interest and finance expense, net decreased by $2.7 million to $26.9 million for the three months ended March 31, 2005 from $29.6 million in the corresponding period in 2004. This decrease is primarily due to an increase in capitalized interest incurred from our capital expenditures and an increase in interest income from our investments in debt securities that were $325.9 million as of March 31, 2005 compared to $233.6 million as of March 31, 2004. Those increases were partially offset by a $400 million increase in long-term debt in 2004 that is fully reflected in 2005 interest expense.

Income Tax Provision. We recorded a $65.4 million income tax provision in the three months ended March 31, 2005, compared to a $29.4 million income tax provision in the corresponding period in 2004. Our effective tax rate was 34.0% for the three months ended March 31, 2005 versus 37.0% in 2004. Our subsidiaries are subject to different statutory tax rates. These differing tax rates and the differing amount of taxable income or loss recognized by each subsidiary impact our consolidated effective tax rate. The decrease in our 2005 consolidated effective tax rate as compared to 2004 resulted from a higher percentage of our 2005 consolidated income being recognized by Sabine, which has a lower effective tax rate than other subsidiaries.

Discontinued Operations. In connection with the 1999 sale of PRG’s retail assets to Clark Retail Enterprises, Inc. (“CRE”), PRG assigned certain leases and subleases of retail stores to CRE. Subject to certain defenses, PRG remains jointly and severally liable for CRE’s obligations under approximately 150 of these leases, including payment of rent and taxes. PRG may also be contingently liable for environmental obligations at these sites. In 2002, CRE and its parent company, Clark Retail Group, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2004, the CRE bankruptcy estate was liquidated and the case dismissed. As of March 31, 2005, PRG was subleasing 39 operating stores, the leases on 29 stores had either been terminated or expired, the leases on 81 operating stores were held by third parties, and PRG is in the process of buying out the leases on the remaining two stores. For the three months ended March 31, 2005 and 2004, PRG recorded an after-tax charge of $1.5 million and $0.3 million, respectively. These charges represent the estimated net present value of its remaining liability under the current operating stores that were subleased, net of estimated sublease income, and other direct costs. The following table reconciles the activity and balance of the liability for the lease obligations as well as our environmental liability for previously owned and leased retail sites:

	Lease Obligations	Environmental Obligations of Previously Owned and Leased Sites	Total Discontinued Operations
Balance, December 31, 2003	$7.4	$21.2	$28.6
Accretion and other expenses	9.1	—	9.1
Net cash outlays	(4.1)	0.4	(3.7)

Ending balance, December 31, 2004	$12.4	$21.6	$34.0
Accretion and other expenses	2.4	—	2.4
Net cash outlays	(0.6)	(0.2)	(0.8)

Ending balance, March 31, 2005	$14.2	$21.4	$35.6

Outlook

This Outlook section contains forward-looking statements that reflect our current judgment regarding future operations. Even though we believe our expectations regarding future events are reasonable assumptions, forward-looking statements are not guarantees of future performance. Factors beyond our control could cause our actual results to vary materially from our expectations and are discussed on the first page of the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, under the heading “Forward-Looking Statements”.

Market. Market conditions during the first month of the second quarter of 2005 have been strong yet volatile. The Gulf Coast 2/1/1 has averaged approximately $10.50 per barrel, the Chicago 3/2/1 has averaged approximately $12.15 per barrel and the NYH RFG 3/2/1 has averaged approximately $10.90 per barrel. The WTI/Maya differential has averaged approximately $15.00 per barrel, and the WTI/Arab Medium differential has averaged approximately $7.45 per barrel. Based on the global refining capacity and the demand for clean transportation fuels and heating oils, we believe refining margins will stay strong and the heavy high-sulfur crude oil differentials will continue to provide profitable margins for refineries for the next few years.

It is common practice in our industry to look to benchmark market indicators as a predictor of actual refining margins, such as the Gulf Coast 2/1/1, Chicago 3/2/1 and NYH RFG 3/2/1. To improve the reliability of this benchmark as a predictor of actual refining margins, it must first be adjusted for a crude oil slate that is not 100% light and sweet. Secondly, it must be adjusted to reflect variances from the benchmark product slate to the actual, or anticipated, product slate. Lastly, it must be adjusted for any other factors not anticipated in the benchmark, including product grade differentials, ancillary crude and product costs such as transportation, storage and credit fees, inventory fluctuations and price risk management activities.

Refinery Operations. Our Port Arthur refinery has historically produced roughly equal parts gasoline and distillate. For this reason, we believe the Gulf Coast 2/1/1 crack spread appropriately reflects our product slate. However, approximately 12% of Port Arthur’s product slate is lower value petroleum coke and residual oils which will negatively impact the refinery’s performance against the benchmark crack spread. Port Arthur’s normal crude oil slate is primarily heavy sour crude oil. Accordingly, the WTI/Maya crude oil price differential can be used as an adjustment to the benchmark crack spread. Ancillary crude costs, primarily transportation, at Port Arthur averaged $0.86 per barrel of crude unit throughput for the three months ended March 31, 2005. Based on current operations and market conditions, we expect the total throughput rate to approximate 240,000 bpd to 250,000 bpd in the second quarter of 2005. We expect our full year total throughput rate at our Port Arthur refinery to approximate 215,000 bpd to 225,000 bpd.

Our Lima refinery has a product slate of approximately 97% light products, of which 60% is gasoline and 30% distillate, and we believe the Chicago 3/2/1 is an appropriate benchmark crack spread. This refinery consumes over 95% light sweet crude oil with the balance being light sour crude oils. We opportunistically buy a mix of domestic and foreign sweet crude oils. The foreign crude oils consumed at Lima are priced relative to Brent and the WTI/Brent differential can be used to adjust the benchmark. Ancillary crude costs for Lima averaged $1.93 per barrel of crude unit throughput in the three months ended March 31, 2005. Based on current operations and market conditions, we expect the total throughput rate at our Lima refinery to approximate 140,000 bpd to 150,000 bpd in the second quarter of 2005. We expect our full year total throughput rate to approximate 140,000 bpd to 150,000 bpd.

In November 2004, we reached an agreement with EnCana Midstream & Marketing, a partnership of EnCana Corporation, to jointly conduct a preliminary design and engineering study of the modifications necessary to upgrade our Lima refinery to process Canadian heavy crude oil blends. The design and engineering study is expected to be completed in the third quarter of 2005. Provided the study indicates an acceptable investment plan, we intend to form a 50-50 joint venture with EnCana. Our contribution to the joint venture would include the Lima refinery and related assets. EnCana would contribute the equivalent fair value of the refinery in cash to the joint venture for the upgrade project. If additional funding is necessary, each partner would contribute 50 percent. Final capital and financial arrangements will be negotiated as part of the project’s definitive agreements. The agreement also provides for the sale of Canadian heavy crude oil blends to the joint venture by EnCana. The upgrade is subject to the execution of definitive agreements. There can be no assurances that definitive agreements will be reached upon the completion of the design and engineering study.

Our Memphis refinery has a product slate of approximately 97% light products, of which 50% is gasoline and 45% distillate. We expect that the operating results will track a Gulf Coast 2/1/1 benchmark crack spread. Ancillary crude costs for Memphis averaged $0.49 per barrel of crude unit throughput in the three months ended March 31, 2005. This refinery consumes approximately 100% light sweet crude oil, but often supplements its crude oil feedstocks with intermediate feedstocks. Based on current operations and market conditions, we expect the total throughput rate to approximate 130,000 bpd to 140,000 bpd in the second quarter of 2005. This throughput rate includes the impact of the unplanned downtime at the continuous catalytic reformer unit, which is scheduled to come back on line at the end of April. We expect our full year total throughput rate at our Memphis refinery to approximate 145,000 bpd to 155,000 bpd.

Our Delaware City refinery has a product slate of approximately 60% gasoline, 35% distillate and 5% petroleum coke. We believe the NYH RFG 3/2/1 is an appropriate benchmark crack spread. This refinery typically consumes medium and heavy sour crude oil. Accordingly, the WTI/Arab Medium crude oil differential can be used as an adjustment to the benchmark crack spread, as it generally reflects our crude oil mix. Ancillary crude costs, primarily transportation, averaged $1.16 per barrel of crude unit throughput for the three months ended March 31, 2005. Based on current operations and market conditions, we expect the total throughput rate to approximate 175,000 bpd to 185,000 bpd in the second quarter of 2005. We expect our full year total throughput at our Delaware City refinery to approximate 175,000 bpd to 185,000 bpd.

Operating Expenses. Natural gas is the most variable component of our operating expenses. On an annual basis, our refineries purchase approximately 30 million to 35 million mmbtu of natural gas, with most of these purchases relating to our Port Arthur refinery. It is also important to note that we contract for the purchase of natural gas on a calendar month basis and set the price at the beginning of the month. From time to time we may also employ various risk management strategies to mitigate our price risk for natural gas. Other significant components of operating expenses are our employee costs, ongoing repair and maintenance and catalyst and chemicals.

General and Administrative Expenses. We expect second quarter general and administrative expenses, including stock-based compensation expense and excluding incentive compensation expense, will approximate between $25 million to $30 million. We have accrued approximately $14 million for incentive compensation for the three months ended March 31, 2005. Stock-based compensation expense included in the general and administrative expense estimate above, will approximate $14 million to $15 million for 2005.

Depreciation and Amortization. We expect depreciation and amortization to range between $45 million and $50 million for the second quarter of 2005. This quarterly rate will increase in future periods based upon the completion and placing into service of our capital expenditure activity. Capital activity is generally depreciated over a 25-year life. Turnaround activity is generally amortized over four years.

Interest Expense. Based on our outstanding long-term debt as of March 31, 2005, we expect our full year 2005 gross interest expense will be approximately $150 million and amortization of deferred financing costs will be approximately $10 million. All of our outstanding debt is at fixed rates with the exception of $10 million in floating rate notes tied to LIBOR. Reported interest expense is reduced by capitalized interest, which we estimate will be approximately $40 million to $45 million in 2005 due to significant capital expenditure activity.

Income Taxes. We expect our effective income tax rate for 2005 will range from approximately 35% to 39%.

Currently, the Texas legislature is considering a fundamental prospective reform of their current corporate tax legislation. This potential change in the tax legislation as it is currently proposed will most likely cause an increase in our current effective state tax rate in the future.

Capital Expenditures and Turnarounds. Capital expenditures and turnarounds for the three months ended March 31, 2005 totaled $194 million. We plan to capitalize approximately $720 million to $740 million for turnarounds and capital expenditures, excluding capitalized interest, in 2005. We plan to fund capital expenditures with internally generated funds and cash on hand. If internally generated funds and cash on hand are insufficient, we will reduce our capital expenditure plans accordingly.

Dividends. On April 22, 2005 the Board of Directors declared a dividend of $0.02 per share payable on June 15, 2005 to all stockholders of record on June 1, 2005.

Liquidity and Capital Resources

Cash Balance

As of March 31, 2005, we had cash and short-term investments of $510.1 million, of which $366.8 million was held by PRG, $141.8 million was held by Premcor Inc., and $1.5 million was held by other Premcor Inc. subsidiaries. As of December 31, 2004, we had cash and short-term investments of $753.3 million, of which $609.2 million was held by PRG, $143.1 million was held by Premcor Inc., and $1.0 million was held by other Premcor Inc. subsidiaries. We also had cash restricted under certain long-term debt indentures and certain credit facilities totaling $57.4 million and $69.1 million as of March 31, 2005 and December 31, 2004, respectively.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2005 was $15.2 million compared to $94.0 million in the corresponding period in 2004. The decrease in cash provided by operating activities was primarily due to an increase in working capital.

Working capital as of March 31, 2005 was $1,080.7 million, a 1.87-to-1 current ratio, versus $1,224.3 million as of December 31, 2004, a 1.93-to-1 current ratio. The components of working capital experienced some significant changes as of March 31, 2005 as compared to December 31, 2004. The main change was the increase in inventory from $772.6 million to $975.4 million primarily due to the significant amount of planned and unplanned maintenance activity for the quarter. There was a temporary build in unfinished products at our Port Arthur refinery during the period when the catalytic cracker and alkylation units were down for scheduled maintenance work. There also was a temporary build in crude oil inventory when we reduced crude oil throughput rates at our Memphis, Lima and Delaware City refineries for unplanned maintenance work. The remaining net charges in working capital were not significant for the quarter.

We currently expect that funds generated from operating activities together with existing cash, cash equivalents and short-term investments and availability under our credit facilities will be adequate to fund our ongoing operating requirements, excluding acquisitions.

Cash Flows from Investing Activities

Cash flows used in investing activities for three months ended March 31, 2005 was $60.1 million as compared to $66.0 million in 2004. The three months ended March 31, 2005 primarily reflected capital expenditures, including turnarounds, almost fully offset by the net sales of our short-term investments.

In 2004, we began to classify our investments in debt securities as short-term investments. These amounts were previously included in cash and cash equivalents, such amounts have been reclassified in the accompanying consolidated financial statements to conform to the current period classification. The reclassification was made because the certificates had stated maturities beyond three months. The reclassification resulted in changes in the consolidated statement of cash flows within the cash and cash equivalent balances and investing activities and impacted cash flows used in investing activities by $186.7 million and $72.3 million for the three months ended March 31, 2005 and 2004, respectively.

We classify our capital expenditures into two main categories, mandatory and discretionary. Mandatory capital expenditures, such as turnarounds and maintenance, are required to maintain safe and reliable operations or to comply with regulations pertaining to soil, water and air contamination or pollution, regulations pertaining to new product standards, and regulations pertaining to occupational safety and health issues. Summarized below are the forecasted capital expenditures for the full year 2005 and our actual capital expenditures for the three months ended March 31, 2005 and 2004.

	Forecast for Full Year 2005	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Mandatory, excluding low-sulfur standards	$395.0	$101.0	$27.3
Gasoline low-sulfur standards	30.0	8.6	52.9
Diesel low-sulfur standards	191.0	31.8	32.9
Discretionary	109.0	52.4	2.1

Total	$725.0	$193.8	$115.2

Low-sulfur Product Standards. The Environmental Protection Agency, or EPA, has promulgated regulations under the Clean Air Act that establish stringent sulfur content specifications for gasoline and on-road diesel fuel designed to reduce air emissions from the use of these products. We expect to incur in the aggregate approximately $780 million, of which $452.4 million has been incurred as of March 31, 2005, in order to comply with environmental regulations related to the new stringent sulfur content specifications. Future revisions to the current cost estimates may be necessary as we continue to finalize our engineering and procurement plans. Further, the increase in worldwide prices and demand for steel and equipment may also require us to further revise our estimates as they put pressure on our project costs. Information related to the expected expenditures in relation to these new regulations is shown below.

	Total Estimated Expenditures	Total Expenditures Incurred To-Date	Remaining Expenditures at March 31, 2005
Gasoline low sulfur standards	$345.0	$322.6	$22.4
Diesel low sulfur standards	435.0	129.8	305.2

Total	$780.0	$452.4	$327.6

As of March 31, 2005, we had outstanding contractual commitments of $149.4 million related to the design and construction activity at the refineries for the gasoline and diesel low sulfur standards compliance.

Discretionary Projects. Our main discretionary project is the Port Arthur expansion project, which is intended to increase Port Arthur’s crude unit throughput capacity from its current rate of 250,000 bpd to approximately 325,000 bpd, and expand the coker unit capacity from its current rated capacity of 80,000 bpd to 105,000 bpd. The expansion will increase our ability to process lower cost, heavy sour crude oil. This project is estimated to cost between $220 million and $230 million with $100 million forecasted to be spent in 2005. We expect to complete the project in mid-2006.

We plan to fund mandatory and discretionary capital expenditures with available cash and cash flow from operations and will adjust our annual expenditures accordingly.

Cash Flows from Financing Activities

Cash flows used in financing activities were $11.2 million for the three months ended March 31, 2005 as compared to $5.0 million in 2004. The use of cash in 2005 was primarily related to PACC’s scheduled principal payment of $14.4 million in relation to its 12 1/2% senior notes. Cash flows from our financing activities during the three months ended March 31, 2005 also reflected our first quarter dividend of $0.02 per share paid on March 15, 2005.

We continue to evaluate the most efficient use of capital and, from time to time, depending upon market conditions, may seek to purchase certain of our outstanding debt securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

Credit Facilities

On April 13, 2004, PRG completed a $1 billion senior secured revolving credit facility, maturing in April 2009, to replace its existing $785 million credit facility. The facility is used primarily to secure crude oil purchase obligations for our refinery operations and to provide for other working capital needs. The revolving credit facility allows for the issuance of letters of credit and direct borrowings, individually or collectively, up to the lesser of $1 billion or the amount available under a defined borrowing base. The borrowing base includes, among other items, eligible cash and cash equivalents, eligible investments, eligible receivables, and eligible petroleum inventories. The revolving credit facility also allows for an overall increase in the principal amount of the facility of up to $250 million under certain circumstances. The revolving credit facility is secured by a lien on substantially all of PRG’s cash and cash equivalents, receivables, crude oil and refined product inventories and intellectual property and is guaranteed by Premcor Inc. The collateral also includes the capital stock of Sabine and certain other subsidiaries and certain PACC inventory. PRG’s borrowings under this facility would bear interest at a rate based on the highest of three U.S. based rate formulas, or the Eurodollar rate plus a defined margin.

The covenants and conditions under the $1 billion credit facility are generally less restrictive than the covenants contained in the agreement governing our terminated $785 million facility. The $1 billion credit facility contains covenants and conditions that, among other things, limit dividends, indebtedness, liens, investments, restricted payments as defined, and the sale of assets. The covenants also provide that in the event PRG does not maintain certain availability within the facility, additional restrictions and a cumulative cash flow test will apply. PRG was in compliance with these covenants as of March 31, 2005.

As of March 31, 2005, the borrowing base for the $1 billion credit facility was $1,986.2 million, with $410.1 million of the facility utilized for letters of credit. As of December 31, 2004, the borrowing base for the $1 billion credit facility was $1,853.1 million with $484.1 million of the facility utilized for letters of credit. There were no direct borrowings under the $1 billion credit facility as of March 31, 2005 or December 31, 2004.

PRG also has a $40 million cash-collateralized credit facility which was renewed effective June 1, 2004 for one year. This facility was initially arranged in support of lower interest rates on the Series 2001 Ohio Bonds. In addition, this facility can be utilized for other non-hydrocarbon purposes. As of March 31, 2005, $39.7 million (December 31, 2004—$39.7 million) of the line of credit was utilized for letters of credit.

PRG entered into a $100 million cash-collateralized credit facility in February 2005. The $100 million facility has a one year term and was arranged primarily for the issuance of letters of credit. As of March 31, 2005, $55.4 million of the line of credit was utilized for letters of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

Our earnings, cash flow and liquidity are significantly affected by a variety of factors beyond our control, including the supply of, and demand for, crude oil, other feedstocks, gasoline, other refined products and natural gas. The demand for these commodities depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, planned and unplanned downtime in refineries, pipelines and production facilities, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. As a result, the prices can fluctuate significantly. Our net sales and operating revenues fluctuate significantly with movements in industry refined product prices, our cost of sales fluctuate significantly with movements in crude oil prices and our operating expenses fluctuate with movements in the price of natural gas. Our operating results are influenced by how the prices of refined products adjust to changes in crude oil prices.

We use several strategies to minimize the impact on profitability of volatility in feedstock costs and refined product prices. These strategies generally involve the purchase and sale of exchange traded, energy related futures and options with a duration of six months or less. To a lesser extent we use energy swap agreements similar to those traded on the exchanges, such as industry refining margins and crude oil options, to better match the specific price movements in our markets. These strategies are designed to minimize, on a short-term basis, our exposure to the risk of fluctuations in crude oil prices and refined product margins. The number of barrels of crude oil and refined products covered by such contracts varies from time to time. Such purchases and sales are closely managed and subject to internally established risk policies. The results of these price risk management activities affect refining cost of sales and inventory costs. We do not engage in speculative trading activities.

We are required to fix the price on our crude oil purchases approximately one to several weeks prior to the time when the crude oil can be processed and sold. We also fix the price of a portion of our product sales in advance of producing and delivering that refined product. As a result, we are exposed to crude oil price movements and refined product price movements during this period. Our average fixed price purchase commitments are approximately 10 million barrels. Our average fixed price sale commitments are approximately 2 million barrels. On a net basis, we have on average fixed price purchase commitments of approximately 8 million barrels. As of March 31, 2005, if the market price of the average net fixed price commitments had been lower by $1 per barrel, we would have recorded additional cost of sales of approximately $8 million, based on our treatment of these contracts as derivatives. An increase in the market price would reduce cost of sales by a like amount. We may actively manage some or all of the price risk related to our fixed price purchase and sale commitments. These risk management decisions are based on many factors including the relative level and volatility of absolute hydrocarbon prices and the extent to which the futures market is in backwardation or contango. When the contract price of the following month futures contract is less than the contract price of the current, or prompt, month contract, a “backwardated” market structure exists, and when the contract price of the following month futures contract is greater than the contract price of the prompt month contract, a “contango” market structure exists. The cost of our risk management activities generally increases in a backwardated market.

We prepared a sensitivity analysis to estimate our exposure to market risk associated with our futures contracts. This analysis may differ from actual results. The fair value of each contract was based on quoted futures prices. As of March 31, 2005, we had net short future contracts of approximately 10 million barrels and a $1 change in quoted futures prices would result in an approximate $10 million change to the fair market value of the futures contracts and correspondingly the same change in operating income. As of December 31, 2004, a $1 change in quoted futures prices would result in an approximately $6 million change to the fair market value of the futures contracts and correspondingly the same change in operating income.

Our results are also sensitive to the fluctuations in natural gas prices due to the use of natural gas to fuel our refinery operations. Based on our average annual consumption of approximately 30 to 35 million mmbtu of natural gas, a $1 change per million mmbtu in the price of natural gas would generally change our natural gas costs by $30 to $35 million. Our sensitivity to a change in the price of natural gas would also be impacted by our method of purchasing natural gas. We contract for the purchase of natural gas on a calendar month basis and set the price at the beginning of the month. Therefore, our natural gas costs will reflect the price of natural gas on the day the contract is set, and not the average price for the period. We are reviewing options to mitigate our exposure to natural gas price fluctuations.

Interest Rate Risk

Our primary interest rate risk is associated with our long-term debt. We manage this interest rate risk by maintaining a high percentage of our long-term debt with fixed rates. We have an outstanding balance of long-term debt, including current maturities, of $1,813.0 million (PRG—$1,803.2 million). The weighted average interest rate on our fixed rate long-term debt is 8.5% (PRG—8.5%). We are subject to interest rate risk on our Ohio bonds and any direct borrowings under our credit agreement. As of March 31, 2005 and December 31, 2004, a 1% change in interest rates on our floating rate loans, which totaled $10 million, would result in a $0.1 million change in pretax income on an annual basis. As of March 31, 2005 and December 31, 2004, there were no cash borrowings under our credit agreements.

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

There were no changes in our internal controls and procedures over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls and procedures over financial reporting for the first quarter of 2005.

PART II. - OTHER INFORMATION

ITEM 1. – Legal Proceedings

There were no developments during the three months ended March 31, 2005 of material pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our or their property is subject, including environmental proceedings that involve potential monetary sanctions of $100,000 or more and to which a governmental authority is a party.

ITEM 6. - Exhibits

(a)	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan Merger, dated as of April 24, 2005, by and between Valero Energy Corporation and Premcor Inc. (Incorporated by reference to Exhibit 2.1 filed with Premcor Inc.’s Current Report on Form 8-K dated April 24, 2005 (File No. 1-16827)).

10.1	Eighth Amendment to the Premcor Inc. Pension Plan dated February 14, 2005

10.2	Fourth Amendment to the Premcor Inc. Pension Plan for Certain Union Employees dated February 14, 2005.

10.3	Tenth Amendment to the Premcor Retirement Savings Plan dated February 14, 2005.

10.4	Separation agreement with James R. Voss dated March 15, 2005.

15.1	Awareness letter dated April 28, 2005, from Deloitte & Touche LLP concerning the unaudited interim financial information of Premcor Inc. for March 31, 2005 and 2004.

15.2	Awareness letter dated April 28, 2005 from Deloitte & Touche LLP concerning the unaudited interim financial information of The Premcor Refining Group Inc. for March 31, 2005 and 2004.

31.1	Section 302 Chief Executive Officer certificate for Premcor Inc.

31.2	Section 302 Chief Financial Officer certificate for Premcor Inc.

31.3	Section 302 Chief Executive Officer certificate for PRG.

31.4	Section 302 Chief Financial Officer certificate for PRG.

32.1	Section 906 Chief Executive Officer certificate for Premcor Inc.

32.2	Section 906 Chief Financial Officer certificate for Premcor Inc.

32.3	Section 906 Chief Executive Officer certificate for PRG.

32.4	Section 906 Chief Financial Officer certificate for PRG.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMCOR INC.
THE PREMCOR REFINING GROUP INC.
(Co-Registrants)

By:	/s/ Dennis R. Eichholz
Dennis R. Eichholz
Senior Vice President and Controller (principal accounting officer)

May 4, 2005